Form 10QSB
period 1999-02-28
GOLD & GREEN INC
filed 1999-09-07
CIK 1072194

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ______________________

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended February 28, 1999

                     Commission File Number _____________

                              GOLD & GREEN, INC.
            (Exact name of registrant as specified in its charter)


            Nevada                         11-34543389
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


      c/o Maureen Abato, Esq., 2732 East 21st Street, Brooklyn, NY 11235
                   (Address of principal executive offices)
                                  (Zip Code)

                                (718) 769-4021
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X  Yes         No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding as of September 2, 1999

         Common Stock                       1,030,000

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS

                                    February 28, November 30,
                                        1999         1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash                               $    4,090   $    8,217
  Other receivable                            -        1,350
                                    ___________  ___________
        Total Current Assets              4,090        9,567
                                    ___________  ___________

OTHER ASSETS:
  Organizational costs, net                   -        1,000
                                    ___________  ___________
        Total Other Assets                    -        1,000
                                    ___________  ___________
                                     $    4,090   $   10,567
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $        -   $      625
                                    ___________  ___________
        Total Current Liabilities             -          625
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   1,030,000 shares
   issued and outstanding                 1,030        1,030
  Capital in excess of par value         22,064       22,064
  Deficit accumulated during the
    development stage                   (19,004)     (13,152)
                                    ___________  ___________
        Total Stockholders' Equity        4,090        9,942
                                    ___________  ___________
                                     $    4,090   $   10,567
                                    ___________  ___________











NOTE: The balance sheet at November 30, 1998 was taken from the audited financial statements at that date and condensed.


  The accompanying notes are an integral part of these financial statements.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                       For the Three   From Inception
                                        Months Ended     on June 4,
                                        February 28,    1995 Through
                                   ____________________ February 28,
                                       1999      1998       1999
                                    _________ _________ ___________
REVENUE                              $     -   $     -   $       -
                                    _________ _________ ___________
EXPENSES:
  General and administrative           4,852         -      18,004
                                    _________ _________ ___________
LOSS BEFORE CHANGE
  IN ACCOUNTING PRINCIPLE             (4,852)        -     (18,004)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE             (1,000)        -      (1,000)
                                    _________ _________ ___________
LOSS BEFORE INCOME TAXES              (5,852)        -     (19,004)

CURRENT TAX EXPENSE                        -         -           -

DEFERRED TAX EXPENSE                       -         -           -
                                    _________ _________ ___________
NET LOSS                             $(5,852)  $     -   $ (19,004)
                                    _________ _________ ___________
LOSS PER COMMON SHARE                $  (.01)  $     -   $    (.02)
                                    _________ _________ ___________
















  The accompanying notes are an integral part of these financial statements.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                          For the Three    From Inception
                                           Months Ended      on June 4,
                                           February 28,     1995 Through
                                       ___________________   February 28,
                                          1999     1998         1999
                                       _________ _________ ______________

Cash Flows Provided by Operating
 Activities:
  Net loss                              $(5,852)  $     -    $ (19,004)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Non-cash expense                      1,000         -        1,000
    Changes in assets and
     liabilities:
      Decrease (increase) in other
       receivable                         1,350         -            -
      Increase (decrease) in
       accounts payable                    (625)        -            -
                                       _________ _________ ______________
        Net Cash Provided (Used) by
         Operating Activities            (4,127)        -      (18,004)
                                       _________ _________ ______________
Cash Flows Provided by Investing
 Activities:
  Payments for organization costs             -         -       (1,000)
                                       _________ _________ ______________
        Net Cash (Used) by Investing
         Activities                           -         -       (1,000)
                                       _________ _________ ______________
Cash Flows Provided by Financing
 Activities:
  Proceeds from common stock issuance         -         -       31,000
  Payment of stock offering costs             -         -       (7,906)
                                       _________ _________ ______________
        Net Cash Provided by Financing
         Activities                           -         -       23,094
                                       _________ _________ ______________
Net Increase in Cash                     (4,127)        -        4,090

Cash at Beginning of Period               8,217         -            -
                                       _________ _________ ______________
Cash at End of Period                   $ 4,090   $     -    $   4,090
                                       _________ _________ ______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                            $     -   $     -    $       -
    Income taxes                        $     -   $     -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Period Ended February 28, 1999
     None

  For the Period Ended February 28, 1998
     None







  The accompanying notes are an integral part of these financial statements.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Gold & Green, Inc. (the Company) was organized under the laws of the State of Nevada on June 4, 1995. It intends to develop and pursue patent protection for novelty items for the automotive industry. The Company also intends to manufacture and market its inventions.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1998 audited financial statements. The results of operations for the periods ended February 28, 1999 are not necessarily indicative of the operating results for the full year.

  Organization Costs - The Company has expensed its organization costs, which reflect amounts expended to organize the Company, in accordance with the Financial Accounting Standards Board's Statement of Position 98-5.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

NOTE 2 - DEVELOPMENT STAGE COMPANY

  The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Common Stock - In October 1998, the Company issued 30,000 shares of its previously authorized, but unissued common stock. Proceeds from the sale of stock amounted to $22,094 (or $1 per share), net of stock offering costs of $7,906.

  On June 21, 1995, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $1,000 (or $.001 per share).

NOTE 4 - RELATED PARTY TRANSACTIONS

  The principal shareholders are officers of the Company who also provide professional and managerial services to the Company.

  The Company maintains, rent free, a mailing address at the office of one of its officers.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At February 28, 1999, the Company has available unused operating loss carryforwards of approximately $19,000, which may be applied against future taxable income and which expire in 2018 through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,500 and $4,500 as of February 28, 1999 and November 30, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $2,000 for the three months ended February 28, 1999.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended February 28, 1999 and 1998:

                                         For the Three     From Inception
                                          Months Ended       on June 4,
                                          February 28,      1995 Through
                                      ____________________  February 28,
                                         1999      1998         1999
                                      _________  _________  _____________
   Loss from continuing operations
   available to common shareholders
   (numerator)                         $(5,852)   $     -     $(19,004)
                                      _________  _________  _____________
   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                      1,030,000  1,000,000   1,003,297
                                      _________  _________  _____________

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Plan of Operation

     Gold & Green, Inc. is a new company in the development phase, engaged in the development of novelty items primarily for the automotive industry. It has completed the development of its first product, a decorative seat-belt cover which can be personalized. Responses to the Company's advertisements in nine local Brooklyn newspapers have been minimal mostly inquiries, and have resulted in no sales to date. Management is presently contemplating other possible ways to advertise the product, including tabloids newspapers, but no decision has been made in this regard.

     The Company does not have sufficient funding to meet its anticipated cash needs. The current officers and directors are presently contemplating a secondary offering of securities to fund the costs of operating the Company, but no decision has yet been made in this regard. There is no assurance that the Company will be able to successfully generate sufficient cash flows through the marketing and selling of its product to fund continuing operations or that the Company will be successful in raising additional funding.

     The Company has experienced net losses during the development stage (June 4, 1995 to present) and has had no revenues during such period. Since inception, the Company has expended all of its working capital and has had no significant cashflows from business operations. On the date of this report, it had assets of only $4,090 in the form of cash being held by an officer of the Company. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward-Looking Statements

     When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Securityholders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)
                               INDEX TO EXHIBITS

 EXHIBIT NO.                 DESCRIPTION OF EXHIBIT



    27       Financial Data Schedule

   (b)    Reports on Form 8-K:

          None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GOLD & GREEN, INC.




Date: September 2, 1999             By  /s/ Maureen Abato

                                       Maureen Abato
                                       President






Date: September 2, 1999             By /s/ Frank Carbonaro

                                       Frank Carbonaro
                                       Secretary - Treasurer