Form 10QSB
period 1999-08-31
GOLD & GREEN INC
filed 1999-09-07
CIK 1072194

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ______________________

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended August 31, 1999

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

                      UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS

                                     August 31,  November 30,
                                        1999         1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash                               $      345   $    8,217
  Other receivable                            -        1,350
                                    ___________  ___________
        Total Current Assets                345        9,567
                                    ___________  ___________

OTHER ASSETS:
  Organizational costs, net                   -        1,000
                                    ___________  ___________
        Total Other Assets                    -        1,000
                                    ___________  ___________
                                     $      345   $   10,567
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $        -   $      625
                                    ___________  ___________
        Total Current Liabilities             -          625
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   1,030,000 shares
   issued and outstanding                 1,030        1,030
  Capital in excess of par value         22,064       22,064
  Deficit accumulated during the
    development stage                   (22,749)     (13,152)
                                    ___________  ___________
        Total Stockholders' Equity          345        9,942
                                    ___________  ___________
                                     $      345   $   10,567
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

                              GOLD & GREEN, INC.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                           For the Three        For the Nine    From Inception
                            Months Ended        Months Ended      on June 4,
                             August 31,          August 31,      1995 Through
                         ___________________ ___________________  August 31,
                            1999     1998      1999      1998       1999
                         _________ _________ _________ _________ _____________
REVENUE                   $     -   $     -   $     -   $     -   $        -
                         _________ _________ _________ _________ _____________

EXPENSES:
 General and
 administrative             1,485     2,067     8,597     2,067       21,749
                         _________ _________ _________ _________ _____________
LOSS BEFORE CHANGE IN
  ACCOUNTING PRINCIPLES    (1,485)   (2,067)   (8,597)   (2,067)     (21,749)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                     -         -    (1,000)        -       (1,000)
                         _________ _________ _________ _________ _____________
LOSS BEFORE INCOME TAXES   (1,485)   (2,067)   (9,597)   (2,067)     (22,749)

CURRENT TAX EXPENSE             -         -         -         -            -

DEFERRED TAX EXPENSE            -         -         -         -            -
                         _________ _________ _________ _________ _____________
NET LOSS                  $(1,485)  $(2,067)  $(9,597)  $(2,067)  $  (22,749)
                         _________ _________ _________ _________ _____________
LOSS PER COMMON SHARE     $  (.00)  $  (.00)  $  (.01)  $  (.00)  $     (.02)
                         _________ _________ _________ _________ _____________

















  The accompanying notes are an integral part of these financial statements.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                         For the Nine    From Inception
                                         Months Ended      on June 4,
                                          August 31,      1995 Through
                                      ___________________  August 31,
                                        1999      1998        1999
                                      _________ _________ _____________

Cash Flows Provided by Operating
 Activities:
  Net loss                             $(9,597)  $ 2,067     $(22,749)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Non-cash expense                     1,000         -        1,000
    Changes in assets and liabilities:
     Decrease (increase) in other
      receivable                         1,350         -            -
     Increase (decrease) in accounts
      payable                             (625)        -            -
     Increase in accounts payable -
      related party                          -     2,067            -
                                      _________ _________ _____________
       Net Cash Provided (Used) by
        Operating Activities            (7,872)        -      (21,749)
                                      _________ _________ _____________
Cash Flows Provided by Investing
 Activities:
  Payments for organization costs            -         -       (1,000)
                                      _________ _________ _____________
       Net Cash (Used) by Investing
        Activities                           -         -       (1,000)
                                      _________ _________ _____________
Cash Flows Provided by Financing
 Activities:
  Proceeds from common stock issuance        -         -       31,000
  Payment of stock offering costs            -         -       (7,906)
                                      _________ _________ _____________
       Net Cash Provided by Financing
        Activities                           -         -       23,094
                                      _________ _________ _____________
Net Increase in Cash                    (7,872)        -          345

Cash at Beginning of Period              8,217         -            -
                                      _________ _________ _____________
Cash at End of Period                  $   345   $     -     $    345
                                      _________ _________ _____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                           $     -   $     -     $     -
    Income taxes                       $     -   $     -     $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Period Ended August 31, 1999
     None

  For the Period Ended August 31, 1998
     None






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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1998 audited financial statements. The results of operations for the periods ended August 31, 1999 are not necessarily indicative of the operating results for the full year.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At August 31, 1999, the Company has available unused operating loss carryforwards of approximately $22,700, which may be applied against future taxable income and which expire in 2018 through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,700 and $4,500 as of August 31, 1999 and November 30, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $3,200 for the nine months ended August 31, 1999.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended August 31, 1999 and 1998:

                             For the Three       For the Nine    From Inception
                              Months Ended       Months Ended     on June 4,
                               August 31,         August 31,     1995 Through
                          ___________________ ___________________  August 31,
                             1999     1998      1999      1998       1999
                          _________ _________ _________ _________ ____________
Loss from continuing
 operations available
 to common shareholders
 (numerator)               $(1,485)  $(2,067)  $(9,597)  $(2,067)  $(22,749)
                          _________ _________ _________ _________ ____________
Weighted average number
 of common shares
 outstanding used in loss
 per share for the period
 (denominator)            1,030,000 1,000,000 1,030,000 1,000,000  1,006,469
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

     The Company has experienced net losses during the development stage (June 4, 1995 to present) and has had no revenues during such period. Since inception, the Company has expended all of its working capital and has had no significant cashflows from business operations. On the date of this report, it had assets of only $345 in the form of cash being held by an officer of the Company. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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