Form 10KSB40
period 1999-11-30
GOLD & GREEN INC
filed 2000-03-13
CIK 1072194

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

                         Commission File Number: 1-4809

                               GOLD & GREEN, INC.
            (Exact name of Issuer as stated in its corporate charter)

         Nevada                                           11-34543389
(State of Incorporation)                          (IRS Taxpayer I.D. Number)

       c/o Maureen Abato, Esq., 2732 East 21st Street, Brooklyn, NY 11235
                    (Address of principal executive offices)

Issuer's Telephone Number:   718-769-4021

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:

Shares of common stock, par value $.001; not yet registered on any exchange

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days: Yes: x No:
                                            ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form: x
           ---

State Issuer's revenues for its most recent fiscal year:    $0

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $ 30,000 as of March 9, 2000. (NOTE: Since no trading activity has occurred in the common stock, the market value was computed as the price at which the common stock was sold, after giving effect to the ten-for-one forward split in the common shares which the Registrant effectuated during 1999.)

As of March 9, 2000, 10,300,000 shares of the Registrant's common stock, par value $.00l per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Articles of Incorporation and By-laws, previously filed with the Registrant's Form 10-SB.

                               PAGE 1 OF 14 PAGES

PART I

Item 1.     Business.

            Gold & Green, Inc. (herein, the "Issuer;" the "Registrant" or the "Company") conducted an offering of its securities pursuant to Regulation D, Rule 504 during October, 1998, at which time the issuer had a defined business plan. Its business plan consisted of the development, manufacture and marketing of novelty items related to the automotive industry. Despite the Issuer's best efforts, its funds were expended prior to achievement of the goals contemplated by its business plan; consequently, commencing in November, 1999, the Issuer was caused to abandon its original business plan and is now intending to locate and identify an operating company seeking to merge with or to acquire a public vehicle. The Issuer intends to complete a merger or acquisition (the "Business Combination") with such an operating business and its future success will depend upon the success of such other business.

Item 2.     Properties.

            The Company owns no properties and uses as its address the office of its president and counsel, Maureen Abato, Esq., without charge, including the use of certain office facilities such as fax and telephone. This arrangement is expected to continue until the Company has consummated a Business Combination.

Item 3.     Legal Proceedings.

            No legal proceedings have been commenced or contemplated by the Company, and no notice of any legal proceedings involving the Company has been received as of the date of the Report.

Item 4.     Submission of Matters to a Vote of the Security Holders.

            No matters were submitted to a vote of the Company's security holders during the period covered by this Report.

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters.

            (a) The Company has issued only one class of common equity securities, its common stock, par value $.001 per share. As of the date of the Report, no trading activity had commenced.

            (b) As of March 9, 2000, the Company had 34 holders of its common stock, including two individuals who hold restricted shares.

            (c) No dividends were declared and none are anticipated in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The Company did not succeed in its original business plan and is now seeking merger or acquisition with an operating company which seeks to merge with or acquire a public vehicle. No


                               PAGE 2 OF 14 PAGES
such Business Combination was consummated to date and the Company has not commenced operations nor earned any revenues. The Company's resources were sufficient to meet its limited corporate expenses during the period covered by the Report, and as of November 30, 1999, the Company had $3,089 in cash remaining. As of the date of the Report, the cash remaining was substantially less due to the payment of accountants and the filing of reports. A current invoice from the Company's auditor, who was paid a deposit of $1,000 for preparation of the audited financial statements for inclusion in the Report, had not been received as of the date of the Report.

            Management intends to continue utilizing space on a rent-free basis in the office of its president and counsel, and to keep expenses to a minimum, until the successful consummation of a Business Combination. The Company's continuation is dependent upon the ability of its management to locate a suitable candidate for Business Combination and to consummate such a transaction, and upon the eventual success of the company subsequent to such Business Combination.

Item 7.     Financial Statements and Supplementary Data.

            Report of Certified Public Accountant........    4
            Balance Sheet................................    5
            Statement of Income and Expenses.............    6
            Statement of Accumulated Deficit.............    7
            Statement of Cash Flows......................    8
            Footnotes to Financial Statements............    9-11

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PAGE 3 OF 14 PAGES

                   [ARNOLD BERMAN & COMPANY, LLP LETTERHEAD]







                          INDEPENDENT AUDITORS' REPORT



February 29, 2000



To the Shareholders
GOLD & GREEN, INC.
2116 East 66th Street
Brooklyn, New York 11234


We have audited the accompanying balance sheets of Gold & Green, Inc., as of November 30, 1999, 1998 and 1997 and the related statements of income, deficit accumulated during the development stage and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold & Green, Inc. as of November 30, 1999, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ ARNOLD BERMAN & COMPANY, LLP
ARNOLD BERMAN & COMPANY, LLP
Certified Public Accountants
Hawthorne, New York


                                  PAGE 4 OF 14 PAGES

                               GOLD & GREEN, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                                  BALANCE SHEET
                                  NOVEMBER 30,


                                                                    1999           1998           1997
                                                                  --------       --------       --------
                                     ASSETS

CURRENT ASSETS

         Cash                                                     $  3,089       $  8,217       $    -0-
         Other Receivable                                              -0-          1,350            -0-
                                                                  --------       --------       --------
                                TOTAL CURRENT ASSETS                 3,089          9,567            -0-
                                                                  --------       --------       --------

OTHER ASSETS

         Deferred Organizational Costs (Net of
            accumulated amortization of $0)                          1,000          1,000          1,000
                                                                  --------       --------       --------
                                TOTAL OTHER ASSETS                   1,000          1,000          1,000
                                                                  --------       --------       --------


                   TOTAL ASSETS                                   $  4,089       $ 10,567       $  1,000
                                                                  ========       ========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

         Accounts Payable                                         $  4,045       $    625       $    -0-
                                                                  --------       --------       --------

SHAREHOLDERS' EQUITY

         Capital Stock, par value $0.001, 25,000,000
            shares authorized, 10,300,000 outstanding
            at November 30, 1999, 1,030,000 at November
            30, 1998 and 1,000,000 at November 30, 1997              1,030          1,030          1,000
         Additional Paid-In Capital                                 22,064         22,064            -0-
         Deficit Accumulated During
            the Development Stage                                  (23,050)       (13,152)           -0-
                                                                  --------       --------       --------

                                TOTAL SHAREHOLDERS' EQUITY              44          9,942          1,000
                                                                  --------       --------       --------

                                TOTAL LIABILITIES AND
                                  SHAREHOLDERS' EQUITY            $  4,089       $ 10,567       $  1,000
                                                                  ========       ========       ========


         SEE INDEPENDENT AUDITORS' REPORT
            AND ACCOMPANYING NOTES TO
               FINANCIAL STATEMENTS


                               PAGE 5 OF 14 PAGES

                               GOLD & GREEN, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                                INCOME STATEMENT
                         FOR THE YEAR ENDED NOVEMBER 30,


                                                  Totals          1999           1998          1997
                                                 --------       --------       --------       -----
REVENUES                                         $    -0-       $    -0-       $    -0-       $ -0-
                                                 --------       --------       --------       ------

EXPENSES

     Computer Services                              5,700            -0-          5,700         -0-
     EDGAR Filing Fees                              3,232          3,232            -0-         -0-
     Legal Fees                                       650            -0-            650         -0-
     Directors Fees                                 4,300            800          3,500         -0-
     Accounting Fees                                6,452          4,952          1,500         -0-
     Administrative Expenses                        2,716            914          1,802         -0-
                                                 --------       --------       --------       ------

               TOTAL EXPENSES:                     23,050          9,898         13,152         -0-
                                                 --------       --------       --------       ------

LOSS INCURRED DURING THE
     DEVELOPMENT STAGE                           $(23,050)      $ (9,898)      $(13,152)      $ -0-
                                                 =========      =========      =========      ======

PER SHARE INFORMATION

LOSS INCURRED DURING THE
     DEVELOPMENT STAGE                              (0.02)         (0.01)         (0.01)       0.00


       SEE INDEPENDENT AUDITORS' REPORT
           AND ACCOMPANYING NOTES TO
              FINANCIAL STATEMENTS


                               PAGE 6 OF 14 PAGES

                                GOLD & GREEN,INC.
                         A DEVELOPMENT STAGE ENTERPRISE
          STATEMENT OF DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                                                               ADDITIONAL    DURING THE
                                                                   COMMON        PAID-IN    DEVELOPMENT
                                                     TOTAL          STOCK        CAPITAL       STAGE
                                                   --------       --------     ----------   -----------
Balance - November 30, 1996                        $  1,000       $  1,000      $   - 0 -    $     -0-

Deficit Accumulated During
        the Development Stage                         - 0 -          - 0 -          - 0 -          -0-

                                                   --------       --------      ---------    --------
Balance - November 30, 1997                           1,000          1,000          - 0 -          -0-

Initial Public Offering                              22,094             30         22,064          -0-

Deficit Accumulated During
        the Development Stage                       (13,152)         - 0 -          - 0 -     (13,152)

                                                   --------       --------      ---------    --------
Balance - November 30, 1998                           9,942          1,030         22,064     (13,152)

Deficit Accumulated During
        the Development Stage                        (9,898)         - 0 -          - 0 -      (9,898)

                                                   --------       --------      ---------    --------
Balance - November 30, 1999                              44          1,030         22,064     (23,050)
                                                   ========       ========      =========    ========


      SEE INDEPENDENT AUDITORS' REPORT
         AND ACCOMPANYING NOTES TO
            FINANCIAL STATEMENTS

                               PAGE 7 OF 14 PAGES

                               GOLD & GREEN, INC.
                         A DEVELOPMENT STATE ENTERPRISE
                             STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED NOVEMBER 30,


                                                Totals         1999           1998          1997
                                              --------       --------       --------       ------
OPERATING ACTIVITIES

     Deficit Accumulated During
        the Development Stage                 $(23,050)      $ (9,898)      $(13,152)      $- 0 -
     Adjustments to reconcile deficit
     accumulated during the development
     stage to net cash used in operating
     activities:
        Decrease in Other Receivable             - 0 -          1,350         (1,350)       - 0 -
        Increase in Accounts Payable             4,045          3,420            625        - 0 -
                                              --------       --------       --------       ------


NET CASH USED IN
     OPERATING ACTIVITIES                      (19,005)        (5,128)       (13,877)       - 0 -
                                              --------       --------       --------       ------

FINANCING ACTIVITIES

Issuance of Common Stock                        22,094          - 0 -         22,094        - 0 -
                                              --------       --------       --------       ------

NET CASH PROVIDED BY
     FINANCING ACTIVITIES                       22,094          - 0 -         22,094        - 0 -
                                              --------       --------       --------       ------


INCREASE IN CASH                                 3,089         (5,128)         8,217        - 0 -

CASH - BEGINNING OF YEAR                         - 0 -          8,217          - 0 -        - 0 -
                                              --------       --------       --------       ------

CASH - END OF YEAR                            $  3,089       $  3,089       $  8,217       $- 0 -
                                              ========       ========       ========       ======



SUPPLEMENTAL SCHEDULE OF NONCASH
     FINANCING ACTIVITIES

     Incorporation Expenses Paid by
       Shareholders in Exchange for
       1,000,000 Shares of Common Stock       $     30       $  - 0 -       $     30       $- 0 -


       SEE INDEPENDENT AUDITORS' REPORT
          AND ACCOMPANYING NOTES TO
             FINANCIAL STATEMENTS

                               PAGE 8 OF 14 PAGES

                               GOLD & GREEN, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                        NOVEMBER 30, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Gold & Green, Inc. (the Corporation) is presented to assist in understanding the Corporation's financial statements. The financial statements and notes are representations of the Corporation's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Activities

The Corporation was organized under the laws of the State of Nevada on June 21, 1995. It intended to develop and pursue patent protection for novelty items for the automotive industry and manufacture and market its inventions. The Company has abandoned these intentions and plans to seek an acquisition or merger with an operating business.

The Corporation maintains, rent free, a mailing address at the office of one of its officers at 2732 East 21st Street, Brooklyn, New York 11235.

Development Stage Enterprise

The Corporation initially devoted substantially all of its efforts to establish a new business. These activities ceased effective November, 1999 when the Corporation commenced seeking a merger, acquisition or other business combination.

Basis of Accounting

The financial statements of the Corporation have been prepared on the accrual basis.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles includes the use of estimates that affect the financial statements. Accordingly, actual results could differ from those estimates.

Income Taxes

Due to the losses accumulated during the development stage, the Corporation has not provided for Federal income taxes.

                               PAGE 9 OF 14 PAGES

                               GOLD & GREEN, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                        NOVEMBER 30, 1999, 1998 AND 1997


NOTE 2 - CASH

The Corporation's attorney currently holds monies belonging to the Corporation in a non-interest bearing account.


NOTE 3 - ORGANIZATIONAL COSTS

Initial costs incurred in the establishment of the Corporation have been deferred and will be amortized over five years once operations commence.

Pursuant to Financial Accounting Standards Board's Statement of Position 98-5, subsequent organization costs have been expensed as incurred.


NOTE 4 - COMMON STOCK

On June 21, 1995, the Corporation issued 1,000,000 shares of common stock. In October 1998, the Corporation issued an additional 30,000 shares of common stock at $1 per share. Offering costs in the approximate amount of $7,906 have been charged to Additional Paid-in Capital. In November, 1999, the Corporation had a ten-for-one forward stock split of its shares of common stock.

NOTE 5 - RELATED PARTIES

The principal shareholders are officers of the Corporation who also provide professional and managerial services to the Corporation.

As anticipated in the offering plan, the following fees have been paid to principal shareholders of the Corporation:


                    Totals           1999              1998              1997
                    ------           ----              ----              ----
Officer's Fees      $4,300           $800             $3,500             $-0-

                              PAGE 10 OF 14 PAGES

                               GOLD & GREEN, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                        NOVEMBER 30, 1999, 1998 AND 1997


NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared on the assumption that the Corporation will continue as a going concern.

As shown in the accompanying financial statements, the Corporation has incurred a cumulative net deficit in the amount of $23,050 as of November 30, 1999. The future of the Corporation is dependent upon its ability to identify a prospective target business.


                              PAGE 11 OF 14 PAGES

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Company has two directors, who are also its officers and sole promoters. Each has served in the positions shown since inception and is expected to continue to serve until the earlier of: (a) the consummation of a Business Combination; or (b) after the next annual meeting of shareholders and until his/her successor has been elected and has qualified.

         MAUREEN ABATO, age 41, the Company's president, a director and counsel, earned a B.A. from New York University in 1980 and a J.D. from Brooklyn Law School in 1984. She has been a securities lawyer in private practice in New York since 1985. Until 1989 she owned and managed Metropolitan Stock Transfer Company. During 1996-97 she was also an associate at Singer, Zamansky, a securities law firm in New York City. She was an officer and director of Avalon Enterprises, Inc. (now Avalon Community Services) from 1991 to 1992. During 1989 she was counsel to and a director of Medizone International, Inc., a public company engaged in research and development into medical uses of ozone. From 1993 to 1997, she was an officer and director of Coronado Communications Corp. (now Nesko Industries) and of Davenport Ventures, Inc. (now royal Financial Corp.) During 1997 she was an officer and director of the Enterprise (now Ehealth.com). From 1991 to 1999 she was an officer and director of Bishop Equities, Inc., which acquired Hemex, Inc. and Aethlon, Inc. She is currently a principal shareholder in Navarone, Inc. and The Hathaway Corp., two companies which conducted stock offerings pursuant to Regulation D, Rule 504.

         FRANK CARBONARO, the Company's secretary-treasurer and a director, has been a partner and co-owner of Rock With Us Drywall, located in Brooklyn, New York, for the past eleven years. That company is engaged in commercial and residential construction for both homeowners and as subcontractors, throughout most of the boroughs of New York City and also in Pennsylvania, specializing in sheetrock and framing.

Item 10. Executive Compensation.

         (a) During the year covered by the Report, the Company's secretary-treasurer was paid $800 for services rendered to the Company; Ms. Abato received no compensation.

         (b) The Company has no employment agreement with either of its officers, both of whom are expected to continue to devote only a minimal portion of their time to the Company's affairs, until such time as a Business Combination is consummated, whereupon they are expected to resign in favor of the management of the private company acquired or merged with.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Shown in the following table are those individuals known to the Company to be the beneficial owners of more than five percent of any class of its voting securities, consisting of shares of common stock, par value $.001 per share. Also shown are the number of shares beneficially owned by the Company's directors, and by the officers and directors as a group.

                              PAGE 12 OF 14 PAGES

Number of                Name and address                    Percentage of
shares owned           of beneficial owner                    Shares owned
------------           -------------------                    ------------
5,500,000               Maureen Abato                             53%
                              2732 East 21st Street
                              Brooklyn, NY 11235

4,500,000               Frank Carbonaro                           43%
                              5811 Avenue O
                              Brooklyn, NY 11234

10,000,000              Officers and directors
                              as a group (two persons)            96%

Item 12. Certain Relationships and Related Transactions.

         During the period covered by the Report, the Company was not a party to any transaction with its officers, directors, principal securityholders or the affiliates of any of such persons, involving an amount exceeding $60,000. The only transactions consisted of the payment of fees to one officer and the reimbursement of the certain expenses by the other officer.

Item 13. Exhibits, Lists and Reports on Form 8-K.

         (a) Filed herewith are an audited balance sheet and footnotes as of November 30, 1999, 1998 and 1997 and related statements of income and expenses, cash flows and accumulated deficit.

             The following documents, previously filed with the Company's Form 10-SB, are incorporated by reference: Articles of Incorporation and By-laws.

         (b) Reports on Form 8-K.

         During November, 1999, the Company filed a Current Report on Form 8-K reporting that it had effectuated a ten-for-one forward split of all outstanding shares of common stock, with the result that a total of 10,300,000 shares were thereafter outstanding.


                              PAGE 13 OF 14 PAGES

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GOLD & GREEN, INC.



                                       By: /s/ Maureen Abato
                                           ---------------------------
                                           Maureen Abato, President
Dated:   March 9, 2000

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       By: /s/ Maureen Abato
                                           ---------------------------
                                           Maureen Abato, President
                                           and Director

Dated:   March 9, 2000

                                       By: /s/ Frank Carbonaro
                                           ---------------------------
                                           Frank Carbonaro, Secretary-
                                           Treasurer and Director

Dated:   March 9, 2000


SUPPLEMENTAL INFORMATION: A proxy statement is not being furnished at this time, nor has Registrant furnished its shareholders with annual reports. Copies of an annual report for the period covered by this Report, if distributed subsequent to the filing date hereof, will be furnished to the Commission when available.


                              PAGE 14 OF 14 PAGES