Form 10QSB
period 2000-02-29
GOLD & GREEN INC
filed 2000-04-18
CIK 1072194

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended February 29, 2000

                        Commission File Number 1-14809

                              GOLD & GREEN, INC.
       (Exact name of registrant as specified in its corporate charter)


            Nevada                         11-34543389
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


         c/o Maureen Abato, 2732 East 21st Street, Brooklyn, NY 11235
                   (Address of principal executive offices)

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

                            _X__Yes        ___  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding as of April 17, 2000
         Common Stock                       10,300,000

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS

                                        February 29, November 30,
                                            2000         1999
                                        ___________  ___________
CURRENT ASSETS:
  Cash held by shareholder               $        -   $    3,089
                                        ___________  ___________
        Total Current Assets             $        -   $    3,089
                                        ___________  ___________


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $        -   $    4,045
  Accounts payable - related party            1,255            -
                                        ___________  ___________
        Total Current Liabilities             1,255        4,045
                                        ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   1,030,000 shares
   issued and outstanding                     1,030        1,030
  Capital in excess of par value             22,064       22,064
  Deficit accumulated during the
    development stage                       (24,349)     (24,050)
                                        ___________  ___________
        Total Stockholders' Equity           (1,255)        (956)
                                        ___________  ___________
                                         $        -   $    3,089
                                        ___________  ___________



















NOTE: The balance sheet at November 30, 1999 was taken from the audited financial statements at that date and condensed.


  The accompanying notes are an integral part of these financial statements.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                             From Inception
                                 For the Three For the Three   on June 4,
                                  Months Ended  Months Ended  1995 Through
                                  February 29,  February 28,  February 29,
                                      2000          1999         2000
                                 _____________ _____________ _____________
REVENUE                           $         -   $         -   $         -
                                 _____________ _____________ _____________
EXPENSES:
  General and administrative              299         4,852        23,349
                                 _____________ _____________ _____________
LOSS BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE                   (299)       (4,852)      (23,349)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                   -        (1,000)       (1,000)
                                 _____________ _____________ _____________
LOSS BEFORE INCOME TAXES                 (299)       (5,852)      (24,349)

CURRENT TAX EXPENSE                         -             -             -

DEFERRED TAX EXPENSE                        -             -             -
                                 _____________ _____________ _____________
NET LOSS                          $      (299)  $    (5,852)  $   (24,349)
                                 _____________ _____________ _____________
LOSS PER COMMON SHARE:
  Continuing operations           $      (.00)  $      (.01)  $      (.02)
  Cumulative effect of change
   in accounting principle               (.00)         (.00)         (.00)
                                 _____________ _____________ _____________
LOSS PER COMMON SHARE             $      (.00)  $      (.01)  $      (.02)
                                 _____________ _____________ _____________












  The accompanying notes are an integral part of these financial statements.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 From Inception
                                     For the Three For the Three   on June 4,
                                      Months Ended  Months Ended  1995 Through
                                      February 29,  February 28,  February 29,
                                          2000          1999         2000
                                     _____________ _____________ _____________
Cash Flows (Used) by Operating
 Activities:
 Net loss                             $      (299)  $    (5,852)  $   (24,349)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Non-cash expense                            -         1,000         1,000
    Changes in assets and liabilities:
     Increase in other receivable               -         1,350             -
     (Decrease) in accounts payable        (4,045)         (625)            -
     Increase in accounts payable -
      related party                         1,255             -         1,255
                                     _____________ _____________ _____________
        Net Cash (Used) by Operating
          Activities                       (3,089)       (4,127)      (22,094)
                                     _____________ _____________ _____________
Cash Flows (Used) by Investing
 Activities:
  Payments for organization costs               -             -        (1,000)
                                     _____________ _____________ _____________
        Net Cash (Used) by Investing
         Activities                             -             -        (1,000)
                                     _____________ _____________ _____________
Cash Flows Provided by Financing
 Activities:
  Proceeds from common stock issuance           -             -        31,000
  Payment of stock offering costs               -             -        (7,906)
                                     _____________ _____________ _____________
        Net Cash Provided by
         Financing Activities                   -             -        23,094
                                     _____________ _____________ _____________
Net Increase in Cash                       (3,089)       (4,127)            -

Cash at Beginning of Period                 3,089         8,217             -
                                     _____________ _____________ _____________
Cash at End of Period                 $         -   $     4,090   $         -
                                     _____________ _____________ _____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $         -   $         -   $         -
    Income taxes                      $         -   $         -   $         -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Period Ended February 29, 2000
     None

  For the Period Ended February 28, 1999
     None






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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 2000 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1999 audited financial statements. The results of operations for the periods ended February 29, 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At February 29, 2000, the Company has available unused operating loss carryforwards of approximately $24,300, which may be applied against future taxable income and which expire in 2019 through 2000.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $8,300 as of February 29, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $100 for the three months ended February 29, 2000.

                              GOLD & GREEN, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                                                                 From Inception
                                     For the Three For the Three   on June 4,
                                      Months Ended  Months Ended  1995 Through
                                      February 29,  February 28,  February 29,
                                          2000          1999         2000
                                     _____________ _____________ _____________
   Loss from continuing operations
   available to common shareholders
   (numerator)                        $      (299)  $    (4,852)  $   (23,349)
                                     _____________ _____________ _____________
   Cumulative effect of change in
   accounting principle (numerator)   $         -   $    (1,000)  $    (1,000)
                                     _____________ _____________ _____________
   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                        1,030,000     1,030,000     1,008,931
                                     _____________ _____________ _____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  During 1999, the Company adopted Statement of Position 98-5 and accordingly expensed its organization costs of $1,000. This has been reflected as a cumulative effect of change in accounting principle.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


     Gold & Green, Inc. (herein, the "Issuer", the "Registrant" or the "Company") conducted an offering of its securities pursuant to Regulation D, Rule 504 during October, 1998. The Issuer's business plan involves the development, manufacture and marketing of novelty devices pertaining to the automotive industry. The first product was a novelty decorative seat belt cover which was advertised for sale in nine local Brooklyn newspapers; no sales resulted from these advertisements. As a result, the Management determined that the Company should become a "public shell". However, subsequently, the Board met again and re-examined its option and decided that increased advertising, as well as execution of a contract with a photographic agency for silkscreening of photos, might bring the Company some revenues. In April, 2000, advertisements were placed in thirteen local Brooklyn newspapers, and the advertisement will also appear on the Website of The Times Ledger, and a contract was executed with a photographic company for the silkscreening of photos onto the decorative seat belt covers. The result is that the Company no longer believes it must pursue merger or acquisition with another ongoing business; instead, the Company believes it has a chance of success in accordance with its original business plan. The Board voted to accept loans in an amount up to $1,500 from its president and counsel, for the payment of accounting, printing and other fees, as well as advertisement expenses, and at the option of the lender, to issue restricted stock at par value in exchange for the amount of the loans tendered.

Plan of Operation

     The Company intends to continue to accept loans from its counsel and president for advertising expenses in order that its product may come to market. The Company also expects to save money by allowing counsel to absorb such expenses as telephone, fax e-mail, and other related expenses, until the Company has earned sufficient revenues to obtain its own office.

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

      The Company enacted a ten-for-one forward stock split of all outstanding shares.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Security holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None

     (b)  Reports on Form 8-K - None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GOLD & GREEN, INC.


                                 By:  s/ Maureen Abato
                                      Maureen Abato, Pres. & Director
Date:  Brooklyn, New York
       April 17, 2000