Form 10QSB
period 2000-05-30
GOLD & GREEN INC
filed 2000-08-16
CIK 1072194

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

           For the Quarterly Period Ended May 31, 2000

                 Commission File Number 1-14809

                       GOLD & GREEN, INC.
(Exact name of registrant as specified in its corporate charter)


           Nevada                         11-34543389
 (State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)


            334 Main Street Port Washington, NY 11050
            (Address of principal executive offices)

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

                     _X__ Yes        ___ No

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                 Outstanding as of August 14, 2000
     Common Stock                       20,440,000

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.











                       GOLD & GREEN, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          MAY 31, 2000

                       GOLD & GREEN, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

         Accountants' Review Report                        4


         Unaudited Condensed Balance Sheets, May 31,
          2000 and November 30, 1999                       5


         Unaudited Condensed Statements of Operations,
          for the three and six months ended May 31,
          2000 and 1999 and for the period from inception
          on June 4, 1995 through June 30, 2000            6

         Unaudited Condensed Statements of Cash Flows,
          for the six months ended May 31, 2000 and 1999
          and for the period from inception on June 4,
          1995 through May 31, 2000                        7

         Notes to Unaudited Condensed Financial
          Statements                                   8 -11

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
GOLD & GREEN, INC.
Salt Lake City, UT

We have reviewed the accompanying condensed balance sheet of Gold
& Green, Inc. [a development stage company] as of May 31, 2000 and the related condensed statements of operations for the three and six months then ended and for the period from inception on June 4, 1995 through May 31, 2000, and the statements of cash flows for the six months ended May 31, 2000 and for the period from inception on June 4, 1995 through May 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Gold & Green, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, Gold & Green, Inc. has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.

August 2, 2000
Salt Lake City, UT

                       GOLD & GREEN, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                      May 31,    November 30,
                                        2000         1999
                                    ___________  ___________
CURRENT ASSETS:
  Cash held by shareholder           $        -   $    3,089
                                    ___________  ___________
        Total Current Assets         $        -   $    3,089
                                   ____________ ____________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $      650   $    4,045
                                    ___________  ___________
        Total Current Liabilities           650        4,045
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   10,300,000 shares issued and
   outstanding                           10,300       10,300
  Capital in excess of par value         14,307       12,794
  Deficit accumulated during the
    development stage                   (25,257)     (24,050)
                                    ___________  ___________
        Total Stockholders' Equity         (650)        (956)
                                    ___________  ___________
                                     $        -   $    3,089
                                   ____________ ____________



















NOTE:The balance sheet at November 30, 1999 was taken from the audited financial statements at that date and condensed.


The accompanying notes are an integral part of these financial statements.

                       GOLD & GREEN, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three    For the Six   From Inception
                         Months Ended    Months Ended    on June 4,
                           May 31,         May 31,      1995 Through
                  ___________________ _________________    June 30,
                    2000       1999      2000    1999       2000
                  ________  _________ ________  ________  ____________
REVENUE           $      -  $       - $      -  $      -  $          -
                  ________  _________ ________  ________  ____________
EXPENSES:
  General and
   administrative      908        299    1,207     4,852        24,257
                  ________  _________ ________  ________  ____________
LOSS BEFORE CHANGE
 IN ACCOUNTING
 PRINCIPLE            (908)      (299)  (1,207)   (4,852)      (24,257)

CUMULATIVE EFFECT
 OF CHANGE IN
 ACCOUNTING
 PRINCIPLE               -          -        -    (1,000)       (1,000)
                  ________  _________ ________  ________  ____________
LOSS BEFORE INCOME
  TAXES               (908)      (299)  (1,207)   (5,852)      (25,257)

CURRENT TAX EXPENSE      -          -        -         -             -

DEFERRED TAX EXPENSE     -          -        -         -             -
                  ________  _________ ________  ________  ____________
NET LOSS          $   (908) $    (299)$ (1,207) $ (5,852) $    (25,257)
                  ________  _________ ________  ________  ____________
LOSS PER COMMON
 SHARE:
  Continuing
   operations     $  (.00)  $    (.00)$   (.00) $   (.00) $       (.00)
  Cumulative effect
   of change
   in accounting
   principle         (.00)       (.00)    (.00)     (.00)         (.00)
                  ________  _________ ________  ________  ____________
LOSS PER COMMON
 SHARE            $   (.00) $    (.00)$   (.00) $   (.00) $       (.00)
                  ________  _________ ________  ________  ____________












 The accompanying notes are an integral part of these financial statements.

                       GOLD & GREEN, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                    For the Six       From Inception
                                    Months Ended         on June 4,
                                      May 31,          1995 Through
                           	  ____________________      May 31,
                                   2000       1999          2000
                                __________  __________  ____________

Cash Flows (Used) by Operating
 Activities:
  Net loss                      $   (1,207) $   (5,852) $    (25,257)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Non-cash expense                     -       1,000         1,000
    Changes in assets and
     liabilities:
      Increase in other
       receivable                        -       1,350             -
      (Decrease) in accounts
       payable                      (3,395)       (625)          650
                                __________  __________  ____________
        Net Cash (Used) by Operating
          Activities                (4,602)     (4,127)      (23,607)
                                __________  __________  ____________
Cash Flows (Used) by Investing
 Activities:
  Payments for organization costs        -           -        (1,000)
                                __________  __________  ____________
        Net Cash (Used) by
         Investing Activities            -           -        (1,000)
                                __________  __________  ____________
Cash Flows Provided by Financing
 Activities:
  Proceeds from common stock
   issuance                              -           -        31,000
  Payment of stock offering costs        -           -        (7,906)
  Capital Contribution               1,513           -         1,513
                                __________  __________  ____________
        Net Cash Provided by
         Financing Activities        1,513           -        24,607
                                __________  __________  ____________
Net Increase (Decrease) in Cash     (3,089)     (4,127)            -

Cash at Beginning of Period          3,089       8,217             -
                                __________  __________  ____________
Cash at End of Period           $        -  $    4,090  $          -
                                __________  __________  ____________
Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the period for:
    Interest                    $        -  $        -  $          -
    Income taxes                $        -  $        -  $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the Period Ended May 31, 2000
     None.

  For the Period Ended May 31, 1999
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2000 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1999 audited financial statements. The results of operations for the periods ended May 31, 2000 are not necessarily indicative of the operating results for the full year.

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

  On November 12, 1999, the Company's board of directors approved a 10 for 1 forward stock-split for shareholders of record on November 12, 1999.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Contribution Capital - A shareholder of the Company forgave the Company of their $1,513 debt by recording a capital contribution.

  Professional Services - The principal shareholders are officers of the Company who also provide professional and managerial services to the Company.

  Rent - The Company maintains, rent free, a mailing address at the office of one of its officers.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At May 31, 2000, the Company has available unused operating loss carryforwards of approximately $24,600, which may be applied against future taxable income and which expire in 2019 through 2000.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $8,300 as of May 31, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $500 for the six months ended May 31, 2000.

                       GOLD & GREEN, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented.

                        For the Three        For the Six     From Inception
                         Months Ended        Months Ended       on June 4,
                           May 31,              May 31,       1995 Through
                 ______________________ ______________________   June 30,
                    2000       1999        2000        1999        2000
                 __________  __________ __________  __________  __________
   Loss from
    continuing
    operations
    available to
    common
    shareholders
    (numerator)  $     (908) $    (299) $   (1,207) $   (4,852) $  (24,257)
                 __________  __________ __________  __________  __________
   Cumulative effect
    of change in
    accounting
    principle
    (numerator)  $        -  $        - $        -  $   (1,000) $   (1,000)
                 __________  __________ __________  __________  __________
   Weighted average
    number of common
    shares outstanding
    used in loss per
    share for the
    period
   (denominator) 10,300,000  10,300,000 10,300,000  10,300,000  10,006,800
                 __________  __________ __________  __________  __________

  During 1999, the Company adopted Statement of Position 98-5 and accordingly expensed its organization costs of $1,000. This has been reflected as a cumulative effect of change in accounting principle.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       GOLD & GREEN, INC.
                  [A Development Stage Company]

  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

  During July 2000, A shareholder of the Company contributed $650 for the payment of accounts payable of $650.

  On July 31, 2000, the Company's president, director and majority shareholder as well as the Company's secretary, director and shareholder executed an agreement with Roger Piacentini to transfer 5,975,000 shares or 58% of the outstanding shares of common stock of the Company owned by the president and the secretary. The terms of the agreement required the present officers and directors to resign and appoint Mr. Piacentini as Sole officer and director.

  During  August 2000, pursuant to a meeting of the  new  board  of
  directors,  Dr.  John  O'Brien  accepted  appointment   as   Vice
  President and Director and was issued 10,100,000 shares of the Company's common stock in lieu of cash compensation, resulting in Dr. O'Brien's ownership of 49% of the issued and outstanding of
  the   Company  and  reducing  Piacentini's  ownership   to   29%.
  Additionally, the Company formed a wholly owned subsidiary, Royal Energy Corporation ("Royal") and appointed Dr. O'Brein as Royal's sole officer and director. Additionally, the Board approved the employment of Kathleen Casale as Royal's Director of Marketing and Thomas Gordon as Royal's Director of Sales. The business of Royal will be to implement and operate a business to business energy concern that brokers and markets electricity, natural gas and other energy products and services. Current Management has spent extensive time researching and developing this plan, which Management feels is now ready to market.

  On August 7, 2000 the shareholders amended the article of incorporation increasing the authorized common shares, par value $.001, from 25,000,000 to 100,000,000.

Item 2. Management's   Discussion  and  Analysis   or   Plan   of
        Operation.

      Gold & Green, Inc. (herein, the "Issuer", the "Registrant" or the "Company") conducted an offering of its securities pursuant to Regulation D, Rule 504 during October 1998. The Issuer's initial business plan involved the development, manufacture and marketing of novelty devices pertaining to the automotive industry. The first product was a novelty decorative seat belt cover, which was advertised for sale in nine local Brooklyn newspapers; no sales resulted from these advertisements. As a result, the Management determined that the Company should become a "public shell". However, subsequently, the Board met again and re-examined its options and decided that increased advertising, as well as execution of a contract with a photographic agency for silk-screening of photos, might bring the Company some revenues. In April 2000, advertisements were placed in thirteen local Brooklyn newspapers, and the advertisement also appeared on the Website of The Times Ledger. The results of these advertisements proved unsuccessful. The Board met again and re-examined its options and decided that and the Company must pursue a merger or acquisition with another on going business; In July 2000, two (2) of the majority shareholders sold there controlling interest in the Company and resigned as Officers and Directors of the Company. At this point the newly appointed Officers and Directors commenced development of the Company's new Business Plan. Pursuant to a meeting of the new Board of Directors, the Company formed a wholly owned subsidiary, Royal Energy Corporation ("ROYAL"). Whereas the initial business of ROYAL will be to develop and operate a business-to-business energy concern that brokers and markets electricity, natural gas and other energy products and services.

Plan Of Operation
     Royal Energy Corp. ("Royal") has assembled an experienced management team that has demonstrated the ability to acquire and serve customers cost effectively. The Company's core target markets, commercial and industrial business customers are high value customers because sales margins are typically substantial and customer loyalty is typically high. The Company's management has developed and refined the processes and procedures to acquire the targeted customers at a very rapid rate. Adding staff and additional geographic markets can increase the projected rate of customer acquisition. The Company's growth plan involves leveraging current management, organization and infrastructure assets to build a large customer base of commercial and industrial electricity and natural gas customers in markets that are currently opening to competition. In addition to the customer base providing substantial sales margins, the opportunity exists to cross-sell additional products in the future at very low cost.
     Sales of electricity and natural gas to ultimate consumers in the United States exceeded $300 billion in 1998, which makes these markets among the largest physical commodity markets in the U.S. The gas and electric industries are currently in the process of substantial deregulation, which is beginning to allow retail customers to purchase their electricity and natural gas from competitive vendors such as Royal. Historically, the energy industry was dominated by federal and state chartered vertically integrated entities that were granted geographic monopolies. States have reacted to the need for competition by enacting laws and regulations that free natural gas and electric consumers to choose a competitive supplier. Electric and gas utilities are becoming delivery conduits for supplies of energy that are not price regulated. As a result of the ongoing deregulation of the natural gas and electric markets by state and federal authorities, many energy users are now in a position to seek to purchase, at a savings, their electricity and natural gas from competitive suppliers rather than the incumbent monopoly.
      The electric industry is comprised of three distinct segments--generation, transmission and distribution. All three segments have traditionally been owned and operated by vertically integrated, investor-owned or municipal utilities that delivered monopoly service within their franchised service area. Through deregulation, the generation segment of the market is being subject to competition while the transmission and distribution segments will continue to be price-regulated.

A growing number of electric and gas utilities, including the Company's target markets, are now offering delivery services for electricity that is purchased from competitive suppliers. In most jurisdictions, utilities are actually being required to
divest their generation plants   so  that  generators,  independent
from the regulated electric company, will sell directly to retail customers with the utility simply delivering the power that customers purchase. Royal purchases or brokers electricity from generators and resells it to retail customers.

      In  the  natural  gas  industry, most  gas  utilities  have
delivery   services  available  for  commercial  and   industrial
business customers under which the gas utility delivers gas purchased from competitive suppliers. Most competitors in the marketplace have concentrated on obtaining very large industrial customers and the small to medium commercial and industrial customer market has been largely ignored. Only recently has this market segment been targeted, but only four or five firms appear to be targeting this segment in the Company's target markets. In the target markets that Royal intends to pursue during the next twelve months, there are over 1,000,000 commercial business
customers   of  which  less  than  10%  have  chosen  competitive
suppliers.
     In the markets where the Company currently markets and where it intends to expand,(1) there are over 1,000,000 commercial and
industrial  business  customers.   The  vast  majority  of  these
customers  will have to choose a competitive supplier within  the
next  year.   It  is  estimated that  only  about  10%  of  these
customers have thus far chosen a competitive electricity and natural gas supplier. In addition, other areas are opening to competition in the electric and gas markets in the next two years. Royal will closely monitor additional markets that can be cost effectively and successfully entered.

Royal's goal is to obtain 25,000 to 50,000 commercial and industrial business customers by December 2001 in these target markets. The trend is for traditional utilities to leave the business of supplying commodity services and reduce the scope of the services offered to energy delivery services only, thus providing large growth opportunities to Royal.

_____________________________
(1) The Company's current target markets are the natural gas and electric service areas of Consolidated Edison of New York ("Con Ed"), Orange & Rockland Utilities ("ORU"), Brooklyn Union Gas Company ("BUG"), United Illuminating ("UI"), Philadelphia Electric Company ("PECO") and Public Service Electric & Gas ("PSE&G").

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


                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

       On August 1, 2000 pursuant to a meeting of the board of directors, the company issued a cumulative of 10,140,000 shares of its treasury stock in lieu of cash compensation, therefore increasing the number of issued and outstanding shares to 20,440,000.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Security holders.

     None.

Item 5.  Other Information.

The Company is filing this report as a preliminary measure primarily to inform shareholders of the change in control that has occurred.

Change in Control of Registrant.

      On July 31, 2000, Maureen Abato ("ABATO") the President, Director and a Major shareholder as well as Frank Carbonaro ("CARBONARO") the Secretary, Director and a Major Shareholder executed an agreement with Roger Piacentini ("PIACENTINI"), to transfer a majority (58%) of the outstanding shares of common stock of the Company owned by Abato and Carbonaro to Roger Piacentini.

      The terms of the Agreement between Abato, Carbonaro and Piacentini requires that the present officers and directors of the Company resign and appoint Piacentini as Sole officer and Director.

      Pursuant to a meeting of the new Board, Dr. John O'Brien accepted appointment as Vice President and Director; and was issued 10,100,000 shares of the company's treasury stock in lieu of cash compensation, resulting in Dr. O'Brien's ownership of 49% of the issued and outstanding of the Company and reducing Piacentini's ownership to 29%; additionally the Company formed a wholly owned subsidiary, Royal Energy Corporation ("ROYAL") and appointed Dr. O'Brien as Royal's sole Officer and Director. Additionally the Board approved the employment of Kathleen Casale as Royal's Director of Marketing and Thomas Gordon as Royal's Director of Sales. The business of ROYAL will be to implement and operate a business-to-business energy concern that brokers and markets electricity, natural gas and other energy products and services. Current Management has spent extensive time researching and developing this plan, which is now ready for market.

Security Ownership of Management

Name                          Title         Class   No. of Shares  Percent
Dr. John O'Brien         Vice President     Common    10,100,000    49%
Roger   Piacentini          President       Common      5,975,000   29%

MANAGEMENT

The following are the directors, officers and key employees of the Company's Subsidiary Royal Energy Corp. as of the date hereof:

Name                Age       Position

Dr.John N. O'Brien  48        President and CEO

Kathy Casale        45        Director of Marketing

Thomas Gordon       48        Director of Sales



DR. JOHN N. O'BRIEN is President, Chief Executive Officer and Director of Royal Energy Corp. Dr. O'Brien has over twenty years of experience in the energy regulatory and business fields. His expertise began in the regulation of nuclear facilities then moving into the regulation of natural gas during the deregulation of that industry and finally into the electric power industry as it restructures. Dr. O'Brien started his career in 1976 as a scientist in Brookhaven National Laboratory's Department of Nuclear Energy where he worked principally on how to best regulate the organization and management of nuclear facilities. While at Brookhaven he was among the youngest individuals in the Brookhaven's history to achieve the rank of Full Scientist and he provided numerous research reports to the Department of Energy, the Nuclear Regulatory Commission, the Office of Technology Assessment, the Congressional Research Service and the U.S. Military, among others. He also provided testimony and background in many regulatory proceedings having to do with energy regulation and authored over 40 published articles, reports and a book on energy matters.

In 1985 Dr. O'Brien left Brookhaven and founded Direct Gas Supply Corporation, which under his supervision grew to a $51 million Company in five years. Direct Gas was the first participant in New York State in the deregulation of the natural gas industry and moved the first non-utility gas to consumers in the State under the new regulations. While at Direct Gas, Dr. O'Brien participated in many proceedings before the New York Public Service Commission ("PSC") and the Federal Energy Regulatory Commission and was also responsible for starting the first new utility in New York State in over forty years. Dr. O'Brien sold his Company to British Petroleum and left in 1992. In 1993, Wheeled Electric Power Company retained Dr. O'Brien in order to participate in the ongoing deregulation of the electric power market. Wheeled Electric was able to acquire over 22,000 gas and electric customers during his tenure. In 1999, he was retained by Full Power Corp. to run their All Power Corp. subsidiary to participate in the ongoing natural gas and electricity deregulation market in the Northeast United States. Dr. O'Brien is considered to be an expert on energy deregulation and frequently lectures and testifies on the subject. He has also testified several times before the U.S. Congress and New York Legislature on electric power deregulation.

Dr. O'Brien received a Bachelors Degree in Chemistry in 1972, and an M.A. in 1974 and Ph.D. in 1976 from the Maxwell School of Public Administration at Syracuse University.

KATHLEEN CASALE is employed as Royal's Director of Marketing. Prior to joining ROYAL, Ms. Casale was Director of Marketing for All Power Corp. Prior to that she was Director of Marketing at Wheeled Electric Power where she was instrumental in acquiring over 22,000 gas and electric customers. Ms. Casale also has an extensive background in corporate restaurant management, including extensive experience with the General Mills Restaurant Group and Bennigan's Restaurants, specializing in staffing, customer and employee relations and P&L management. Her entrepreneurial skills were honed in restaurants that she owned and operated over the last twenty years, being responsible for start up and organization of all facets of the business.

At All Power, Ms. Casale developed the telemarketing department and all promotional materials. Her responsibilities included inbound call management including outsource management, outbound solicitation of commercial customers, and setting appointments and schedules for All Power's outside salespeople. Ms. Casale coordinated the advertising and promotion of All Power projects. She also performed background studies and developed reports on issues important to All Power's evolution such as outsource marketing efforts, future business alliances, and evaluation of customer demographics.

THOMAS GODRON is Royal's Director of Sales. Prior to joining ROYAL Mr. Gordon was Director of Sales at All Power Corp. Prior to that he was Director of Sales at Wheeled Electric Power where he was instrumental in acquiring over 22,000 gas and electric customers for WEPCO. Mr. Gordon also has an extensive sales background.

At All Power, Mr. Gordon developed a sales program and was responsible for the sales department. His responsibilities included coordinating sales efforts, direct solicitation of commercial customers, and appointments and schedules for All Power's outside salespeople. He also performed background studies and developed reports on issues important to All Power's evolution such as outsource marketing efforts, future sales initiatives, and evaluation of customer demographics.


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - None

     (b) Reports on Form 8-K - None.



SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD & GREEN, INC.


By:  s/ Roger Piacentini
Roger Piacentini, Pres. & Director
Date:  Port Washington, New York
       August 14, 2000