Form 10QSB
period 2000-08-31
GOLD & GREEN INC
filed 2000-10-26
CIK 1072194

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

         For the Quarterly Period Ended August 31, 2000

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

                         (516) 944-0789
      (Registrant's telephone number, including area code)

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


    Class                 Outstanding as of October 25, 2000
 Common Stock                       20,440,000









                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       GOLD & GREEN, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE


     Unaudited Condensed Consolidated Balance
       Sheets, August 31, 2000 and November 30, 1999        2


    Unaudited Condensed Consolidated Statements of
      Operations, for the three and nine months ended
      August 31, 2000 and 1999 and for the period from
      inception on June 4, 1995 through June 30, 2000       3

    Unaudited Condensed Consolidated Statements of
      Cash Flows, for the nine months ended August 31,
      2000 and 1999 and for the period from inception on
      June 4, 1995 through August 31, 2000                  4

    Notes to Unaudited Condensed Consolidated Financial
      Statements                                          5-8

                       GOLD & GREEN, INC.
                  [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                     August 31,  November 30,
                                        2000         1999
                                    ___________  ___________
CURRENT ASSETS:
  Cash held by shareholder           $        -   $    3,089
                                    ___________  ___________
        Total Current Assets         $        -   $    3,089
                                   ____________ ____________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $    1,143   $    4,045
  Accounts payable - related party          151            -
                                    ___________  ___________
        Total Current Liabilities         1,294        4,045
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   20,440,000 and 10,300,000 shares
     issued and outstanding              20,440       10,300
  Capital in excess of par value         14,958       12,794
  Deficit accumulated during the
    development stage                   (36,692)     (24,050)
                                    ___________  ___________
        Total Stockholders' Equity       (1,294)        (956)
                                    ___________  ___________
                                     $        -   $    3,089
                                    ___________  ___________







NOTE: The balance sheet at November 30, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these financial statements.

                       GOLD & GREEN, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS
                           [Unaudited]


                      For the Three        For the Nine    From Inception
                      Months Ended         Months Ended      on June 4,
                       August 31,           August 31,     1995 through
                  ____________________ ___________________   August 31,
                    2000       1999     2000       1999        2000
                  _________ __________ _________ _________ __________
REVENUE,net       $      -  $        - $       - $       - $        -
                  _________ __________ _________ _________ __________
EXPENSES:
 General and
  administrative     11,434          -    11,434         -     11,434
                  _________ __________ _________ _________ __________
LOSS FROM
 CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES        11,434          -    11,434         -     11,434

CURRENT TAXES
 EXPENSE                  -          -         -         -          -
DEFERRED TAX
 EXPENSE                  -          -         -         -          -
                  _________ __________ _________ _________ __________
LOSS FROM CONTINUING
 OPERATIONS
 BEFORE
 DISCONTINUED
 OPERATIONS AND
 CHANGE IN
 ACCOUNTING
 PRINCIPLE           11,434          -    11,434         -     11,434
                  _________ __________ _________ _________ __________
DISCONTINUED OPERATIONS
 Loss from
  discontinued
  operations
 (net of $0
 income taxes)            -     (1,485)   (1,208)   (8,597)   (24,258)

 Loss on disposal
  of discontinued
  operations
 (net of $0
  income taxes)           -          -         -         -          -
                  _________ __________ _________ _________ __________
Total Discontinued
 Operations               -     (1,485)   (1,208)   (8,597)   (24,258)
                  _________ __________ _________ _________ __________
CUMULATIVE EFFECT OF
 CHANGE IN
  ACCOUNTING
  PRINCIPLE               -          -         -    (1,000)    (1,000)
                  _________ __________ _________ _________ __________

NET LOSS          $ (11,434)$   (1,485)$ (12,642)$  (9,597)$  (36,692)
                  _________ __________ _________ _________ __________
LOSS PER COMMON SHARE:
 Continuing
  operations      $    (.00)$        - $    (.00)$       - $     (.00)
 Discontinued
  operations           (.00)      (.00)     (.00)     (.00)      (.00)
 Cumulative
  effect of
  change
  in accounting
  principle               -          -         -      (.00)      (.00)
                  _________ __________ _________ _________ __________

  Net Loss Per Common
   Share          $    (.00)$     (.00)$    (.00)$    (.00)$     (.00)
                  _________ __________ _________ _________ __________

 The accompanying notes are an integral part of these unaudited financial statements.

                       GOLD & GREEN, INC.
                  [A Development Stage Company]

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the Nine   From Inception
                                      Months Ended     on June 4,
                                       August 31,     1995 Through
                             _________________________ August 31,
                                 2000        1999         2000
                             ___________  ____________ __________

Cash Flows (Used) by Operating
 Activities:
  Net loss                   $   (12,642) $     (9,597)$  (36,692)
  Adjustments to reconcile
   net loss to
    net cash used by operating
    activities:
     Non-cash expense             10,140         1,000     11,140
     Changes in assets and
       liabilities:
      Increase in other
       receivable                      -         1,350          -
      (Decrease) in accounts
        payable                   (2,902)         (625)     1,143
      Increase in accounts
       payable - related party       151             -        151
                             ___________  ____________ __________
        Net Cash (Used) by
         Operating
          Activities              (5,253)       (7,872)   (24,258)
                             ___________  ____________ __________
Cash Flows (Used) by Investing
 Activities:
  Payments for organization
   costs                               -             -     (1,000)
                             ___________  ____________ __________
        Net Cash (Used) by
         Investing Activities          -             -     (1,000)
                             ___________  ____________ __________
Cash Flows Provided by
 Financing Activities:
  Proceeds from common stock
   issuance                            -             -     31,000
  Payment of stock offering
   costs                               -             -     (7,906)
  Capital Contribution             2,164             -      2,164
                             ___________  ____________ __________
        Net Cash Provided by
         Financing Activities      2,164             -     25,258
                             ___________  ____________ __________
Net Increase (Decrease) in
 Cash                             (3,089)       (7,872)         -

Cash at Beginning of Period        3,089         8,217          -
                             ___________  ____________ __________
Cash at End of Period        $         -  $        345 $        -
                             ___________  ____________ __________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                 $         -  $          - $        -
    Income taxes             $         -  $          - $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the Period Ended August 31, 2000
     The Company issued 10,100,000 shares of common stock to employee of the Company for services rendered value at $10,100.

  For the Period Ended August 31, 1999
     None




 The accompanying notes are an integral part of these financial statements.

                       GOLD & GREEN, INC.
                  [A Development Stage Company]

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Gold & Green, Inc. (the Company) was organized under the laws of the State of Nevada on June 4, 1995. It intends to develop and pursue patent protection for novelty items for the automotive industry. During July 2000, the discontinued the operation upon the resignation of the former officers and the sale by the officers of a controlling interest of the Company common stock to the new Officer and Director (See Note 3).

  On August 8, 2000, the Company formed a wholly owned subsidiary, Royal Energy Corporation ("Royal") and appointed Dr. O'Brien as Royal's sole officer and director. Additionally, the Board approved the employment of Kathleen Casale as Royal's Director of Marketing and Thomas Gordon as Royal's Director of Sales. The business of Royal will be to implement and operate a business-to-business energy concern that brokers and markets electricity, natural gas and other energy products and services. Current Management has spent extensive time researching and developing this plan, which Management feels is now ready to market.

  The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

  Consolidated - The consolidated financial statement include the accounts of the Company and its wholly-owned subsidiary, Royal Energy, Corporation. All significant intercompany transactions have been eliminated in consolidation.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2000 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1999 audited financial statements. The results of operations for the periods ended August 31, 2000 are not necessarily indicative of the operating results for the full year.

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

                       GOLD & GREEN, INC.
                  [A Development Stage Company]

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2 - DISCONTINUED OPERATIONS

  During July 2000, The Company management decided to abandon the Company's original business plan of developing and pursuing patent protection for novelty items for the photographic industry. The Company also intends to manufacture and market its inventions and seeks a merger or acquisition with an existing business.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the year ended August 31, 2000 and 1999 and from inception on June 4, 1995 through August 31, 2000:
                                    For the Nine   From Inception
                                      Months Ended     on June 4,
                                       August 31,     1995 Through
                             _________________________ August 31,
                                 2000        1999         2000
                             ___________  ____________ __________
  Net revenues               $         -  $          - $        -
  Other operating expenses       (11,434)       (8,597)   (35,692)
  Other income (expenses)              -             -          -
  Provision for income taxes           -             -          -
  Change in accounting principle       -        (1,000)    (1,000)
                             ___________  ____________ __________
  Net loss                   $   (11,434) $     (9,597)$  (36,692)
                             ___________  ____________ __________
  Loss per common share:     $      (.00) $       (.00)$     (.00)
                             ___________  ____________ __________

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

                       GOLD & GREEN, INC.
                  [A Development Stage Company]

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [Continued]

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

  During  August,  pursuant  to  a meeting  of  the  new  board  of directors, Dr. John O'Brien accepted appointment as Vice President and Director and was issued 10,100,000 shares of the Company's common stock in lieu of cash compensation, valued at $10,100, resulting in Dr. O'Brien's ownership of 49% of the issued and outstanding of the Company and reducing Piacentini's ownership to 29%.

  During August 2000, the Company issued 40,000 share of common stock to employees of the Company in lieu of cash compensation valued at $400.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Contribution Capital - A former shareholder of the Company forgave the Company of $2,164 in advances.

  Professional Services - The principal shareholders are officers of the Company who also provide professional and managerial services to the Company.

  Rent - The Company maintains, rent free, a mailing address at the office of one of its officers.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At August 31, 2000, the Company has available unused operating loss carryforwards of approximately $25,400, which August be applied against future taxable income and which expire in 2019 through 2000.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $8,600 as of August 31, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $800 for the nine months ended August 31, 2000.

                       GOLD & GREEN, INC.
                  [A Development Stage Company]

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented.

                      For the Three        For the Nine    From Inception
                      Months Ended         Months Ended      on June 4,
                       August 31,           August 31,     1995 through
                  ____________________ ___________________   August 31,
                    2000       1999     2000       1999        2000
                  _________ __________ _________ _________ __________
   Loss from
    continuing
    operations
    available to
    common
    shareholders
   (numerator)    $  (11,434)$        - $ (11,434)$       - $  (11,434)
                  __________ __________ __________ __________ __________
   Loss from
    discontinued
    operations             -     (1,485)   (1,208)   (8,597)    24,258
                  __________ __________ __________ __________ __________
   Cumulative effect
    of change
    in accounting
    principle
    (numerator)   $        - $        - $       - $  (1,000)$   (1,000)
                  __________ __________ __________ __________ __________
   Weighted average
    number of
    common shares
    outstanding
    used in loss
    per share for
    the period
   (denominator)  13,606,522 10,300,000 11,406,182 10,300,000 10,179,739
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

NOTE 8 - SUBSEQUENT EVENTS

  During September 2000, a venture capital group loaned the Company $25,000. The unsecured convertible note payable bears interest at 18%, is due March 1, 2001, and is convertible into common stock of the Company at $1.00 per share.

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

     In the markets where the Company currently markets and where it intends to expand,1 there are over 1,000,000 commercial and industrial business customers. The vast majority of these customers will have to choose a competitive supplier within the next year. It is estimated that only about 10% of these customers have thus far chosen a competitive electricity and natural gas supplier. In addition,other areas are opening to competition in the electric and gas markets in the next two years. Royal will closely monitor additional markets that can be cost effectively and successfully entered.
      Royal's goal is to obtain 25,000 to 50,000 commercial and industrial business customers by December 2001 in these target markets. The trend is for traditional utilities to leave the business of supplying commodity services and reduce the scope of the services offered to energy delivery services only, thus providing large growth opportunities to Royal.
      Royal Energy Corporation started operations in September 2000 with the investigation into entering the deregulating market in Ohio. In October, a definitive marketing agreement was entered into with Advantage Energy, Inc. ("Advantage") under which Royal is marketing and sales agent to Advantage in certain areas within Ohio. Marketing plans have been developed to market electricity in the service area of First Energy Corporation in northern Ohio. Engagement of inbound and outbound call centers is underway and marketing literature is being printed for a direct mail campaign scheduled for early November. A product offering has been developed and client contracts are being designed.

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

      The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

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

Dr. John N. O'Brien 48        President and CEO

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

GOLD & GREEN, INC.


By: /s/ Roger Piacentini
Roger Piacentini, Pres. & Director
Date:  Port Washington, New York
       October 25, 2000

_______________________________

1 The Company's current target markets are the natural gas and electric service areas of Consolidated Edison of New York ("Con Ed"), Orange & Rockland Utilities ("ORU"), Brooklyn Union Gas Company ("BUG"), United Illuminating ("UI"), Philadelphia Electric Company ("PECO") and Public Service Electric & Gas ("PSE&G").