Form 10KSB
period 2000-11-30
GOLD & GREEN INC
filed 2001-03-05
CIK 1072194

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                 Commission File Number: 1-4809

                       GOLD & GREEN, INC.
    (Exact name of Issuer as stated in its corporate charter)

               Nevada                               11-34543389
     (State of Incorporation)              (IRS Taxpayer I.D. Number)

            334 Main Street Port Washington, NY 11050
            (Address of principal executive offices)

Issuer's Telephone Number:   (516) 944-0789

Securities registered pursuant to Section 12(b) of the Act: None

Securities  registered  pursuant to Section  12(g)  of  the  Act:
Shares of common stock, par value $.001; not yet registered on any exchange.

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $ 30,000 as of November 30, 2000. (NOTE:
Since no trading activity has occurred in the common stock, the market value was computed as the price at which the common stock was sold, after giving effect to the ten-for-one forward split in the common shares which the Registrant effectuated during 1999.)

The number of shares of Common Stock, $0.001 par value, issued and outstanding on November 30, 2000, was 20,440,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

                        Table of Contents




                       GOLD & GREEN, INC.
                             10-KSB

PART I................................................1
Item 1a...............................................1
Item 1b...............................................1
Item 2................................................4
Item 3................................................4
Item 4................................................4
Part II...............................................4
Item 5................................................4
Item 6................................................4
Item 7................................................6
Item 8................................................8
Part III..............................................8
Item 9................................................8
Item 10..............................................10
Item 11..............................................10
Item 12..............................................10
Item 13..............................................20



Exhibit..............................................12

                             PART I

Item 1a.     Business Development.

      Gold & Green, Inc. (herein, the "Issuer", the "Registrant" or the "Company") conducted an offering of its securities pursuant to Regulation D, Rule 504 during October 1998. The Issuer's initial business plan involved the development, manufacture and marketing of novelty devices pertaining to the automotive industry. The first product was a novelty decorative seat belt cover, which was advertised for sale in nine local Brooklyn newspapers; no sales resulted from these advertisements. As a result, the Management determined that the Company should become a "public shell". However, subsequently, the Board met again, re-examined its options, and decided that increased advertising, as well as execution of a contract with a photographic agency for silk-screening of photos, might bring the Company some revenues. In April 2000, advertisements were placed in thirteen local Brooklyn newspapers, and the advertisement appeared on the Website of The Times Ledger. The results of these advertisements proved unsuccessful. The Board met again and re-examined its options and decided that and the Company must pursue a merger or acquisition with another on going business; In July 2000, two (2) of the majority shareholders sold there controlling interest in the Company and resigned as Officers and Directors of the Company. At this point, the newly appointed Officers and Directors commenced development of the Company's new Business Plan. Pursuant to a meeting of the new Board of Directors, the Company formed a wholly owned subsidiary, Royal Energy Corporation ("ROYAL"). Whereas the initial business of ROYAL will be to develop and operate a business-to-business energy concern that brokers and markets electricity, natural gas and other energy products and services.


Item 1b.      Business of Issuer.

      We intend to become a nationally branded provider of electricity and natural gas to residential and small commercial customers in the United States. Through our subsidiary, Royal Energy, we will offer consumers in recently restructured retail energy markets competitive energy prices, flexible payment and pricing choices, improved customer service, and other innovative products, services and incentives. Although our initial focus will be on providing electricity and natural gas, as we develop our business, we will offer additional products, services and customized solutions for residential and small commercial customers.

     As a retail power market is opened to competition, customers are permitted to switch from having their power supplied by their local utilities to having power supplied by other energy providers. In much the same way as with long distance telephone service restructuring in the 1980's, the local utility continues to be responsible for maintaining and providing the distribution wires and other infrastructure over which electricity is delivered to the end user. The customer's selected energy service provider, is responsible for the generation or purchase in the wholesale markets of the customer's electric power requirements, arranging for delivery of this power to the local utility for distribution, determining pricing and service offerings, and otherwise serving the customer's needs. Depending on the jurisdiction, the energy service provider may also provide metering, billing, collection and customer service and response functions. In an average monthly electricity bill for an average household, which was approximately $71 in 1999, roughly 45% was for transmission and distribution, and the remaining amount was for the energy commodity.

Plan of Operation

       Current industry estimates indicate that the total residential and small commercial electric and natural gas marketplace in the United States exceeds $150 billion annually, making it one of the largest consumer markets to undergo competitive regulatory restructuring. As of the beginning of 2000, markets in nine states opened up to retail electric competition, and nine states had markets open to retail natural gas competition. In addition, laws or regulatory plans providing for future retail electric competition have been adopted in another 15 states. Although in many of these jurisdictions, final rules implementing market restructuring are not yet finalized and effective, industry estimates indicate that by the beginning of 2002, roughly 50% of the U.S. population, or approximately 55 million households, will be in markets where consumers can choose either their electricity or natural gas provider or both. As was the case in the deregulation of the long-distance telephone markets, we believe that a significant percentage of consumers will be receptive to switching from their monopoly energy providers to competitive providers.

     We believe that current trends in the retail energy markets present attractive opportunities for us to build a national business providing energy to residential and small commercial customers.

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

Forward-Looking Statements

      When  used  in  this Form 10-KSB or other  filings  by  the
Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.


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



Item 2.     Properties.

             The  Company  owns no properties  and  uses  as  its
address   the  office  of  its  Vice  President  without  charge,
including the use of certain office facilities such as fax and telephone.


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


                             PART II


Item 5.      Market for Registrant's Common Equity and Related
Stockholder Matters.

             (a) The Company has issued only one class of common equity securities, its common stock, par value $.001 per share.
As of the date of this Report, no trading activity had commenced.

             (b)  As  of  November 30, 2000, the Company  had  38
holders of its common stock,

            (c) No dividends were declared and none are anticipated in the foreseeable future.

Item  6.      Management's Discussion and Analysis  of  Financial
Condition and Results of Operations.

           Royal Energy Corporation, our wholly owned subsidiary, started operations in September 2000 with the investigation into entering the deregulating electric market in Ohio. In October, a definitive marketing agreement was entered into with Advantage Energy, Inc., a licensed supplier in Ohio, under which Royal is a marketing and sales agent to Advantage in certain areas within Ohio. Marketing plans were developed to market electricity in the service area of First Energy Corporation in northern Ohio. Engagement of inbound and outbound call centers were secured and marketing literature is being printed for a direct mail campaign scheduled for first quarter 2001. Product offerings have been developed and client contracts have been designed.

     In Ohio, Royal's marketing efforts yielded approximately 1,300 commercial customers, of which over 100 will be taking service from Advantage Energy. (Not all of the customers were eligible to receive deregulated electricity from us at this time because Ohio is phasing in deregulation and only made power available to a limited number of customers.)

     In addition to Royal's activities in Ohio, Royal is in discussion with licensed suppliers to begin marketing in New York, New Jersey, Pennsylvania, Massachusetts and Maryland. Without NASD approval and access to the capital markets, we will be unable to complete our current expansion plans.

       The  Company  has  no  material  commitments  for  capital
expenditures.   If cash flow permits, however, the Company  plans
to   enhance   its  information  system  capabilities   to   more
efficiently and effectively provide its services.

      During 2000, the Company raised approximately $90,000 for working capital through the sale of unregistered securities (convertible debentures). The Company believes that it will need additional financing to meet is operating cash requirements for the current level of operations during the next twelve months, and will require additional capital in order to complete its planned expansion.

     The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2001 through public or private sales of securities. If the Company is unable to fund its cash flow needs the Company may have to reduce or stop planned expansion, or possibly scale back operations. The Company does not have any lines of credit.

Item 7.     Financial Statements and Supplementary Data.














                GOLD & GREEN, INC. AND SUBSIDIARY
                  [A Development Stage Company]

                CONSOLIDATED FINANCIAL STATEMENTS

                        NOVEMBER 30, 2000

                GOLD & GREEN, INC. AND SUBSIDIARY
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

          Independent Auditors' Report                      1


          Consolidated Balance Sheet, November 30, 2000     2


          Consolidated Statements of Operations, for the
            year ended November 30, 2000 and 1999 and for
            the period from inception on June 4, 1995
            through November 30, 2000                       3

          Consolidated Statement of Stockholders Equity,
            from inception on June 4, 1995 through
            November 30, 2000                               4

          Consolidated Statements of Cash Flows, for the
            year ended November 30, 2000 and 1999 and for
            the period from inception on June 4, 1995
            through November 30, 2000                       5

          Notes to Consolidated Financial Statements   6 - 10

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
Gold & Green, Inc and Subsidiary.
Port Washington, NY

We have audited the accompanying consolidated balance sheet of Gold & Green, Inc and subsidiary [a development stage company] at November 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended November 30, 2000 and for the period from inception on June 4, 1995 through November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Gold & Green, Inc. and Subsidiary as of and for the year ended November 30, 1999 and for the period from inception on June 4, 1995 through November 30, 1999 were audited by other auditors whose report, dated February 29, 2000 expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on June 4, 1995 through November 30, 1999 reflect a net loss of $9,898 of the total net loss from inception of $23,050. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Gold & Green, Inc. and subsidiary as of November 30, 2000, and the results of their operations and their cash flows for the year ended November 30, 2000 and for the periods from inception through November 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 7 to the financial statements, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/S/PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.
December 17, 2000
Salt Lake City, Utah

                GOLD & GREEN, INC. AND SUBSIDIARY
                  [A Development Stage Company]

                   CONSOLIDATED BALANCE SHEET

                             ASSETS

                                                 November 30,
                                                     2000
                                                 ___________
CURRENT ASSETS:
  Cash                                            $      499
                                                 ___________
        Total Current Assets                      $      499
                                                 ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $    1,033
  Advances - related party                               100
  Accrued expenses                                       938
  Convertible note payable                            25,000
                                                 ___________
        Total Current Liabilities                     27,071
                                                 ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   20,440,000 shares issued and
   outstanding                                        20,440
  Capital in excess of par value                      14,958
  Deficit accumulated during the
    development stage                                (61,970)
                                                 ___________
        Total Stockholders' Equity                   (26,572)
                                                 ___________
                                                  $      499
                                                 ___________





















  The accompanying notes are an integral part of this financial statement.

                GOLD & GREEN, INC. AND SUBSIDIARY
                  [A Development Stage Company]

              CONSOLIDATED STATEMENTS OF OPERATIONS



                                         For the      From Inception
                                        Year Ended      on June 4
                                       November 30,    1995 Through
                                  ______________________November 30,
                                     2000       1999       2000
                                  ___________ _________ _________
REVENUE, net                      $        -  $       - $       -
                                  ___________ _________ _________

EXPENSES:
  General and administrative           35,497         -    35,497
                                  ___________ _________ _________
LOSS FROM OPERATIONS                  (35,497)        -   (35,497)
OTHER EXPENSE
  Interest expense                        938         -       938
                                  ___________ _________ _________
LOSS BEFORE INCOME TAXES              (36,435)        -   (36,435)

CURRENT TAX EXPENSE                         -         -         -

DEFERRED TAX EXPENSE                        -         -         -
                                  ___________ _________ _________
LOSS FROM CONTINUING OPERATIONS       (36,435)        -   (36,435)

LOSS FROM DISCONTINUED
  OPERATIONS (Net of $0 in Income
    taxes)                             (1,485)   (9,898)  (24,535)

CUMMLATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                      -         -    (1,000)
                                  ___________ _________ _________
NET LOSS                          $   (37,920)$  (9,898)$ (61,970)
                                  ___________ _________ _________
LOSS PER COMMON SHARE:
  Continuing operations           $      (.00)$    (.00)$    (.01)
  Discontinued operations                (.00)     (.00)     (.00)
  Change in accounting principle            -         -      (.00)
                                  ___________ _________ _________
LOSS PER COMMON SHARE             $      (.00)$    (.00)$    (.01)
                                  ___________ _________ _________


 The accompanying notes are an integral part of these financial statements.

                GOLD & GREEN, INC. AND SUBSIDIARY
                  [A Development Stage Company]

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

           FROM THE DATE OF INCEPTION ON JUNE 4, 1995
                    THROUGH NOVEMBER 30, 2000

                                                           Deficit
                                                         Accumulated
                              Common Stock    Capital in  During the
                         _____________________ Excess of Development
                           Shares     Amount   Par Value    Stage
                         ___________ _________ _________ __________
BALANCE, June 4, 1995              -  $      -  $      - $        -

Issuance for cash, at
  $.001 per share,
  June 1995, upon
  incorporation           10,000,000    10,000    (9,000)         -

Net loss for the period
  ended November 30, 1995          -         -         -          -
                         ___________ _________ _________ __________
BALANCE, November 30,
  1995                    10,000,000    10,000    (9,000)         -

Net loss for the year
  ended November 30, 1996          -         -         -          -
                         ___________ _________ _________ __________
BALANCE, November 30,
  1996                    10,000,000    10,000    (9,000)         -

Net loss for the year
  ended November 30, 1997          -         -         -          -
                         ___________ _________ _________ __________
BALANCE, November 30,
  1997                    10,000,000    10,000    (9,000)         -

Issuance for cash, at
  $.10 per share, net of
  stock offering costs of
  $7,906                     300,000       300    21,794          -

Net loss for the year
  ended November 30, 1998          -         -         -    (14,152)
                         ___________ _________ _________ __________
BALANCE, November 30,
  1998                    10,300,000    10,300    12,794    (14,152)

Net loss for the year
  ended November 30, 1999          -         -         -     (9,898)
                         ___________ _________ _________ __________
BALANCE, November 30,
  1999                    10,300,000    10,300    12,794    (24,050)

Cash contributed by a
  shareholder to
  pay liabilities                  -         -     2,164          -

Issuance for services
  rendered, valued at
  $10,140 or $.001 per
  share, June 2000        10,140,000    10,140         -          -

Net loss for the year
  ended November 30,
  2000                             -         -         -    (37,920)
                         ___________ _________ _________ __________
BALANCE, November 30,
  2000                    20,440,000    20,440    14,958    (61,970)
                         ___________ _________ _________ __________




  The accompanying notes are an integral part of this financial statement.

                GOLD & GREEN, INC. AND SUBSIDIARY
                  [A Development Stage Company]


              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         For the      From Inception
                                        Year Ended      on June 4
                                       November 30,    1995 Through
                                  _____________________ November 30,
                                     2000       1999       2000
                                  ___________ _________ _________
Cash Flows From Operating
  Activities:
   Net loss                       $   (37,920)$  (9,898)$ (61,970)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
     Non-Cash Expense                  10,140         -    10,140
     Changes in assets and
      liabilities:
      Decrease in other receivable          -     1,350         -
      Increase (decrease) in accounts
       payable                         (3,012)    3,420     1,033
      Increase (decrease) in related
       party advances                     100         -       100
      Increase (decrease) in accrued
       expenses                            938         -       938
                                  ___________ _________ _________
        Net Cash (Used) by Operating
          Activities                  (29,754)   (5,128)  (49,759)
                                  ___________ _________ _________
Cash Flows From Investing Activities:       -         -         -
                                  ___________ _________ _________
        Net Cash (Used) by Investing
         Activities                         -         -         -
                                  ___________ _________ _________
Cash Flows From Financing Activities:
  Proceeds from common stock
   issuance                                 -         -    31,000
  Payment of stock offering costs           -         -    (7,906)
  Capital contributed by
   shareholder                          2,164         -     2,164
  Proceeds from convertible notes
   payable                             25,000         -    25,000
                                  ___________ _________ _________
        Net Cash Provided by Financing
          Activities                   27,164         -    50,258
                                  ___________ _________ _________
Net Increase (Decrease) in Cash        (2,590)   (5,128)      499

Cash at Beginning of Period             3,089     8,217         -
                                  ___________ _________ _________
Cash at End of Period             $       499 $   3,089 $     499
                                  ___________ _________ _________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                      $         - $       - $       -
    Income taxes                  $         - $       - $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the Year Ended November 30, 2000
     The Company issued 10,140,000 shares of common stock for services rendered valued at $10,140.

  For the Year Ended November 30, 1999
     None
     The accompanying notes are an integral part of these financial statements.

                GOLD & GREEN, INC. AND SUBSIDIARY
                  [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization  -  Gold & Green, Inc. (the Company)  was  organized
  under  the  laws  of the State of Nevada on  June  4,  1995.   It
  originally planned to develop and pursue patent protection for novelty items for the automotive industry. During July 2000, the company discontinued the operation upon the resignation of the former officers and the sale by the officers of a controlling interest of the Company common stock to the new Officer and Director (See Note 3).

  On August 8, 2000, the Company formed a wholly owned subsidiary, Royal Energy Corporation ("Subsidiary") and appointed Dr. O'Brien as Royal's sole officer and director. Additionally, the Board approved the employment of Kathleen Casale as Subsidiary's Director of Marketing and Thomas Gordon as Subsidiary's Director of Sales. The business of the Subsidiary will be to implement and operate a business to business energy concern that brokers and markets electricity, natural gas and other energy products and services. Current Management has spent extensive time researching and developing this plan, which Management feels is now ready to market.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Rescission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                GOLD & GREEN, INC. AND SUBSIDIARY
                  [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - DISCONTINUED OPERATIONS

  During July 2000, The Company's management decided to abandon the Company's original business plan of developing and pursuing
  patent   protection   for  novelty  items   for  the   automotive
  industry.   The Company also intended to manufacture  and  market
  its inventions and to seek a merger or acquisition with an existing business.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the year ended November 30, 2000 and 1999 and from inception on June 4, 1995 through November 30, 2000 if the company had not reflected the discontinued operations:
                                                    From Inception
                                   For the Year        on June 4,
                                Ended November 30,  1995 through
                               ____________________   August 31,
                                 2000       1999         2000
                               _________ __________  ____________
  Net revenues                 $       - $        -  $          -
  Other operating expenses       (37,920)    (9,898)      (60,970)
  Other income (expenses)              -          -             -
  Provision for income taxes           -          -             -
  Change in accounting principle       -          -        (1,000)
                               _________ __________  ____________
  Net loss                     $ (37,920)$   (9,898) $    (61,970)
                               _________ __________  ____________
  Loss per common share:       $    (.00)$     (.00) $       (.01)
                               _________ __________  ____________

NOTE 3 - CAPITAL STOCK

  Common Stock - In October 1998, the Company issued 300,000 shares of its previously authorized, but unissued common stock. Proceeds from the sale of stock amounted to $22,094 (or $.10 per share), net of stock offering costs of $7,906.

  On June 21, 1995, in connection with its organization, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $1,000.

  On November 12, 1999, the Company's board of directors approved a 10 for 1 forward stock-split for shareholders of record on November 12, 1999. The financial statements for all periods presented have been restated to reflect the stock-split.

                GOLD & GREEN, INC. AND SUBSIDIARY
                  [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [Continued]

  On July 31, 2000, the Company's former president, director and majority shareholder as well as the Company's former secretary,
  director  and  shareholder  executed   an   agreement  with  Roger
  Piacentini to transfer 5,975,000 shares or 58% of the outstanding shares of common stock of the Company owned by the former president and the former secretary. The terms of the agreement required the former officers and directors to resign and appoint Mr. Piacentini as Sole officer and director.

  On August 7, 2000, the shareholders amended the articles of incorporation increasing the authorized common shares, par value $.001, from 25,000,000 to 100,000,000.

  During August 2000, pursuant to a meeting of the new board of directors, Dr. John O'Brien accepted appointment as Vice President and Director and was issued 10,100,000 shares of the Company's common stock in lieu of cash compensation, valued at $10,100, resulting in Dr. O'Brien's ownership of 49% of the issued and outstanding common stock of the Company and reducing Piacentini's ownership to 29%.

  During August 2000, the Company issued 40,000 shares of common stock to employees of the Company in lieu of cash compensation valued at $40.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Contribution  Capital  -  A  former shareholder  of  the  Company
  forgave  the  Company  of   $2,164 in  advances  which  has  been
  accounted for as a capital contribution.

  Professional Services - The principal shareholders are officers of the Company who also provide professional and managerial services to the Company.

  Rent - The Company maintains, rent free, a mailing address at the office of one of its officers.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At August 31, 2000, the Company has available unused operating loss carryforwards of approximately $35,500, which may be applied against future taxable income and which expire in 2019 through 2021.

                GOLD & GREEN, INC. AND SUBSIDIARY
                  [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $12,000 as of November 30, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,400 for the year ended November 30, 2000. As a result of the change in control of the Company the net operating loss carryover of approximately $8,600 were loss and offset against the allowance.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented.
                                                      From Inception
                                   For the Year Ended    on June 4,
                                       November 30,    1995 Through
                                  ____________________  November 30,
                                     2000      1999         2000
                                  __________ _________ _____________
   Loss from continuing
     operations available to
     common shareholders
    (numerator)                   $  (36,435)$        - $     (36,435)
                                  __________ __________ _____________

   Loss from discontinued
     operations                       (1,485)    (9,898)      (24,535)
                                  __________ __________ _____________
   Cumulative effect of change
     in accounting principle
     (numerator)                  $        - $        - $      (1,000)
                                  __________ __________ _____________
   Weighted average number of
    common shares outstanding
    used in loss per share for
    the period (denominator)      13,652,295 10,300,000    10,645,184
                                  __________ __________ _____________

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                GOLD & GREEN, INC. AND SUBSIDIARY
                  [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTE PAYABLE

  During September 2000, a venture capital group loaned the Company $25,000. The unsecured convertible note payable bears interest at 18%, is due March 1, 2001, and is convertible into common stock of the Company at $1.00 per share.

NOTE 9 - MARKETING AGREEMENT

  During October 2000, the Company entered into a definitive marketing agreement with an Ohio licensed utilities supplier under which the Company's subsidiary is a marketing and sales agent for the supplier in certain areas of Ohio. The term of the agreement is for two years with an automatic one-year renewal unless cancelled by either party 120 days before the expiration
  of  the  agreement.   The  Company's subsidiary  will  receive  a
  commission  from  their sales based on a percentage  of  the  net
  profits.   In  connection with the agreement the Company  granted
  the Ohio licensed utilities supplier an option to purchase a 10% equity interest Royal Energy Corporations the Company's wholly owned subsidiary at $.001 per share. The option is exercisable for one year from the signing of the agreement and expires upon termination of the agreement.

NOTE 10 - SUBSEQUENT EVENTS

  Subsequent to the year ended November 30, 2000, a venture capital group loaned the Company an additional $65,000. The unsecured convertible notes payable bears interest at 18%, is due March 2001, and is convertible into common stock of the Company at $1.00 per share.

Item  8.      Changes  in and Disagreements with  Accountants  on
Accounting and Financial Disclosure.

            On January 29, 2001, the Company's Board of Directors
elected  to  retain  Pritchett,  Siler  &  Hardy,  P.C.   as   its
independent auditors and to dismiss Arnold Berman & Company LLP. The decision to change auditors was recommended by the Company's Board of Directors.

      The reports of Arnold Berman & CO. LLP on the financial statements of the Registrant for each of the last two fiscal years did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      During the Company's most recent fiscal years and all subsequent periods preceding such change in auditors, there was no disagreement with Arnold Berman & CO. LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its report; nor has Arnold Berman & CO. LLP ever presented a written report, or otherwise communicated "disagreement" or "reportable" event within the meaning of Item 304 of Regulation S-K.


                            PART III

Item  9.   Directors, Executive Officers, Promoters  and  Control
Persons; Compliance with Section 16(a) of the Exchange Act.

         The Company has two directors, who are also its officers and sole promoters. Each has served in the positions shown since August 2000, and are expected to continue to serve until the next annual meeting of shareholders and until his/her successor has been elected and has qualified.

Name                     Age       Position

Roger Piacienti          38        President and CEO
Dr. John N. O'Brien      48        Vice President

          The following are the directors, officers and key employees of the Company's Subsidiary Royal Energy Corp. as of the date hereof:

Name                     Age       Position

Dr. John N. O'Brien      48        President and CEO
Kathy Casale             45        Director of Marketing
Thomas Gordon            48        Director of Sales

DR. JOHN N. O'BRIEN is Vice President and Director of the Company, and President, Chief Executive Officer and Director of Royal Energy Corp. Dr. O'Brien has over twenty years of experience in the energy regulatory and business fields. His expertise began in the regulation of nuclear facilities then moving into the regulation of natural gas during the deregulation of that industry and finally into the electric power industry as it restructures. Dr. O'Brien started his career in 1976 as a scientist in Brookhaven National Laboratory's Department of Nuclear Energy where he worked principally on how to best regulate the organization and management of nuclear facilities. While at Brookhaven he was among the youngest individuals in the Brookhaven's history to achieve the rank of Full Scientist and he provided numerous research reports to the Department of Energy, the Nuclear Regulatory Commission, the Office of Technology Assessment, the Congressional Research Service and the U.S. Military, among others. He also provided testimony and background in many regulatory proceedings having to do with energy regulation and authored over 40 published articles, reports and a book on energy matters.

In 1985, Dr. O'Brien left Brookhaven and founded Direct Gas Supply Corporation, which under his supervision grew to a $51 million Company in five years. Direct Gas was the first participant in New York State in the deregulation of the natural gas industry and moved the first non-utility gas to consumers in the State under the new regulations. While at Direct Gas, Dr. O'Brien participated in many proceedings before the New York Public Service Commission ("PSC") and the Federal Energy Regulatory Commission and was also responsible for starting the first new utility in New York State in over forty years. Dr. O'Brien sold his Company to British Petroleum and left in 1992. In 1993, Wheeled Electric Power Company retained Dr. O'Brien in order to participate in the ongoing deregulation of the electric power market. Wheeled Electric was able to acquire over 22,000 gas and electric customers during his tenure. In 1999, he was retained by Full Power Corp. to run their All Power Corp. subsidiary to participate in the ongoing natural gas and electricity deregulation market in the Northeast United States. Dr. O'Brien is considered to be an expert on energy deregulation and frequently lectures and testifies on the subject. He has also testified several times before the U.S. Congress and New York Legislature on electric power deregulation.

Dr. O'Brien received a Bachelors Degree in Chemistry in 1972, and an M.A. in 1974 and Ph.D. in 1976 from the Maxwell School of Public Administration at Syracuse University.

KATHLEEN CASALE is employed as Royal's Director of Marketing. Before joining ROYAL, Ms. Casale was Director of Marketing for All Power Corp. Prior to that she was Director of Marketing at Wheeled Electric Power where she was instrumental in acquiring over 22,000 gas and electric customers. Ms. Casale also has an extensive background in corporate restaurant management, including extensive experience with the General Mills Restaurant Group and Bennigan's Restaurants, specializing in staffing, customer and employee relations and P&L management. Her entrepreneurial skills were honed in restaurants that she owned and operated over the last twenty years, being responsible for start up and organization of all facets of the business.

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

THOMAS GORDON is Royal's Director of Sales. Prior to joining ROYAL Mr. Gordon was Director of Sales at All Power Corp. Prior to that he was Director of Sales at Wheeled Electric Power where he was instrumental in acquiring over 22,000 gas and electric customers for WEPCO. Mr. Gordon also has an extensive sales background.

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


Item 10. Executive Compensation.

          (a) During the year the Company issued 10,100,000 shares of common stock to Dr. John O'Brien for services rendered valued at $10,100. The Company also issued 20,000 shares each to Thomas Gordon and Kathy Casale for services rendered valued at $40.
          (b) During the year covered by the Report, both the Company's President and Vice President were reimbursed for expenses related to the Company.

          (c) The Company has no employment agreement with either of its officers, both of whom are expected to continue to devote a portion of their time to the Company's affairs.


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

Number of                  Name and address        Percentage of
shares owned               of beneficial owner     Shares owned
________________________________________________________________
5,975,000                  Roger Piacentini             29%

10,100,000                 Dr. John O'Brien             49%

16,075,000                 Officers and directors
                           as a group (two  persons)    78%


Item 12. Certain Relationships and Related Transactions.

         During the period covered by the Report, the Company was not a party to any transaction with its officers, directors, principal security holders or the affiliates of any of such persons, involving an amount exceeding $60,000. The only transactions consisted of the payment of fees to one officer and the reimbursement of the certain expenses to the other officer.

Item 13. Exhibits, Lists and Reports on Form 8-K.

          (a) Filed herewith are an audited balance sheet and footnotes as of November 30, 2000, and related statements of income and expenses, cash flows and accumulated deficit.

        (b)    Reports on Form 8-K.

          On February 5, 2001 the Company filed a Current Report on Form 8-K reporting that it had dismissed Arnold Berman &
Company LLP as its independent auditors and retained Pritchett, Siler & Hardy, PC as its independent auditors


SIGNATURES

          In  accordance with Section 13 or 15(d) of the Exchange
Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD & GREEN, INC.


By: /s/   Roger Piacentini
Roger Piacentini, President
Dated:   February 28, 2001

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Roger Piacentini
Roger Piacentini, President and Director

Dated:   February 28, 2001

By: /s/ Dr. John O'Brien
Dr. John O'Brien, Vice President and Director

Dated:   February 28, 2001


SUPPLEMENTAL  INFORMATION:  A  proxy  statement  is   not   being
furnished at this time, nor has Registrant furnished its shareholders with annual reports. Copies of an annual report for the period covered by this Report, if distributed subsequent to the filing date hereof; will be furnished to the Commission when available.