Form 10QSB
period 2001-02-28
GOLD & GREEN INC
filed 2001-05-29
CIK 1072194

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the Quarterly Period Ended February 28, 2001

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


         Class                 Outstanding as of February 28, 2001
     Common Stock                       20,440,000

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.






                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]




                                 CONTENTS

                                                            PAGE


 -- Unaudited Condensed Consolidated Balance
      Sheets, February 28, 2001 and November 30, 2000           3


 -- Unaudited Condensed Consolidated Statements of
      Operations, for the three months ended February 28,
      2001 and February 29, 2000 and for the period from
     inception on June 4, 1995 through February 28, 2001        4

 -- Unaudited Condensed Consolidated Statements of
      Cash Flows, for the three months ended February 28,
      2001 and February 29, 2000 and for the period from
      inception on June 4, 1995 through February 28, 2001       5

 -- Notes to Unaudited Condensed Consolidated Financial
      Statements                                            6 - 9

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                    February 28, November 30,
                                        2001         2000
                                    ___________  ___________
CURRENT ASSETS:
  Cash                               $    3,085   $      499
                                    ___________  ___________
        Total Current Assets         $    3,085   $      499
                                   ____________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                   $    1,486   $    1,033
  Accounts payable - related party          100          100
  Accrued expenses                        3,438          938
  Convertible note payable               55,000       25,000
                                    ___________  ___________
        Total Current Liabilities        60,024       27,071
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   20,440,000 shares
   issued and outstanding                20,440       20,440
  Capital in excess of par value         14,958       14,958
  Deficit accumulated during the
    development stage                  (92,337)     (61,970)
                                    ___________  ___________
       Total Stockholders'
         Equity (Deficit)              (56,939)     (26,572)
                                    ___________  ___________
                                     $    3,085   $      499
                                    ___________  ___________











NOTE:   The balance sheet at November 30, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]


         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         From Inception
                             For the Three For the Three  on June 4,
                              Months Ended  Months Ended  1995 Through
                              February 28,  February 29,  February 28,
                                  2001         2000          2001
                               ___________  ___________  ___________
REVENUE                         $        -   $        -  $         -
                               ___________  ___________  ___________
EXPENSES:
  General and administrative        27,867            -       63,364
                               ___________  ___________  ___________
LOSS FROM OPERATIONS              (12,867)            -     (63,364)

  OTHER EXPENSE
  Interest expense                   2,500            -        3,438
                               ___________  ___________  ___________
LOSS BEFORE INCOME TAXES          (30,367)            -     (66,802)

CURRENT TAX EXPENSE                      -            -            -

DEFERRED TAX EXPENSE                     -            -            -
                               ___________  ___________  ___________
LOSS FROM CONTINUING OPERATIONS   (30,367)            -     (66,802)

LOSS FROM DISCONTINUED
  OPERATIONS (Net of $0
  in income taxes)                       -        (299)     (24,535)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                -           -       (1,000)
                               ___________  ___________  ___________
NET LOSS                        $ (30,367)   $    (299)  $  (92,337)
                              ____________  ___________  ___________
LOSS PER COMMON SHARE:
  Continuing operations         $    (.00)   $        -  $     (.00)
  Discontinued operations                -        (.00)        (.00)
  Change in accounting principle         -            -        (.00)
                               ___________  ___________  ___________
LOSS PER COMMON SHARE           $    (.00)   $    (.00)  $     (.00)
                               ___________  ___________  ___________




 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  For the      For the    From Inception
                               Three Months  Three Months   on June 4,
                                   Ended        Ended      1995 Through
                                February 28,  February 29,  February 28,
                                   2001         2000          2001
                                ____________ ____________ ____________
Cash Flows (Used) by
    Operating Activities:
  Net loss                      $   (30,367)  $     (299) $   (92,337)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
    Non-cash expense                       -            -       10,140
   Changes in assets and
       liabilities:
      Increase (decrease) in
        accounts payable                 453       (4,045)       1,486
      Increase (decrease) in
        accounts payable -
        related party                      -        1,255          100
      Increase (decrease) in
        accrued expenses               2,500            -        3,438
                                ____________ ____________ ____________
        Net Cash (Used) by
          Operating Activities      (27,414)      (3,089)     (77,173)
                                ____________ ____________ ____________
Cash Flows From Investing
  Activities:                              -            -            -
                                ____________ ____________ ____________
Cash Flows From Financing
   Activities:
  Proceeds from common stock
    issuance                               -            -       31,000
  Payment of stock offering
    costs                                  -            -      (7,906)
  Capital contributed by
    shareholder                            -            -        2,164
  Proceeds from convertible
    notes payable                     30,000            -       55,000
                                ____________ ____________ ____________
        Net Cash Provide by
          Investing Activities        30,000            -       80,258
                                ____________ ____________ ____________

Net Increase in Cash                   2,586      (3,089)        3,085

Cash at Beginning of Period              499        3,089            -
                                ____________ ____________ ____________

Cash at End of Period           $      3,085   $        - $      3,085
                                ____________ ____________ ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                       $      -   $      -  $       -
    Income taxes                   $      -   $      -  $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Period Ended February 28, 2001
     None

  For the Period Ended February 29, 2000
     None

 The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements.

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

  On August 8, 2000, the Company formed a wholly owned subsidiary, Royal Energy Corporation ("Subsidiary") and appointed Dr. O'Brein as Royal's sole officer and director. Additionally, the Board approved the employment of Kathleen Casale as the Subsidiary's Director of Marketing and Thomas Gordon as Subsidiary's Director of Sales. The business of the Subsidiary will be to implement and operate a business to business energy concern that brokers and markets electricity, natural gas and other energy products and services. Current Management has spent extensive time researching and developing this plan, which Management feels is now ready to market.

  The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

  Consolidated - The consolidated financial statement include the accounts of the Company and its wholly-owned subsidiary, Royal Energy, Corporation. All significant inter-company transactions have been eliminated in consolidation.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  On August 7, 2000 the shareholders amended the articles of incorporation increasing the authorized common shares, par value $.001, from 25,000,000 to 100,000,000.

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

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
                                                              From Inception
                                For the Three  For the Three    on June 4,
                                 Months Ended  Months Ended    1995 Through
                                 February 28,  February 29,    February 28,
                                     2001         2000             2001
                                _____________  _____________  ______________
   Loss from continuing
     operations available to
     common shareholders
     (numerator)                  $  (30,367)    $         -    $   (66,802)
                                _____________  _____________  ______________
   Loss from discontinued
     operations                             -           (299)       (24,535)
                                _____________  _____________  ______________
   Cumulative effect of change
     in  accounting principle
     (numerator)                  $         -    $         -    $    (1,000)
                                _____________  _____________  ______________
   Weighted average shares
    outstanding used in
    loss per share for
    the period (denominator)       20,440,000     10,300,000      11,065,763
                                _____________  _____________  ______________

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. Further the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - CONVERTIBLE NOTE PAYABLE

  During September and December 2000, a venture capital group loaned the Company $25,000 and $30,000, respectively. The unsecured convertible notes payable bear interest at 18%, are due March 1, 2001, and are convertible into common stock of the Company at $1.00 per share.

NOTE 9 - MARKETING AGREEMENT

  During October 2000, the Company entered into a definitive marketing agreement with an Ohio licensed utilities supplier under which the
  Company's subsidiary is a marketing and sales agent for the supplier in certain areas of Ohio. The term of the agreement is for two years with an automatic one year renewal unless cancelled by either party 120 days before the expiration of the agreement. The Company's subsidiary will receive a commission from their sales based on a percentage of the net profits. In connection with the agreement the Company granted the Ohio licensed utilities supplier an option to purchase a 10% interest of the Company's Subsidiary's outstanding common stock at $.001 per share. The option is exercisable for one year from the signing of the agreement and expires upon termination of the agreement.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward- looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. Forward-looking statements contained herein relate to, among other things:

- ability or inability to create and improve operations and become profitable on an annualized basis;
-    anticipated financial performance;
- ability to comply with the Company's general working capital requirements;
- ability to generate sufficient cash flow from operations to fund all costs of operations; and
-    all other statements which are not statements of historical fact.

     While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

-    general economic conditions;
- inability to collect in a timely manner a material amount of receivables;
-    material reduction in revenues;
-    increased competitive pressures;
-    management retention and development;
- the requirement to use internally generated funds for purposes not presently anticipated;
- the inability to become profitable or if not profitable, the inability to secure additional liquidity in the form of additional equity or debt;

    The Company undertakes no obligations to update any forward-looking statement, whether as a result of new information, future events or otherwise

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

     Sales  of  electricity and natural gas to ultimate  consumers  in  the
United States exceeded $300 billion in 1998, which makes these markets among the largest physical commodity markets in the U.S. The gas and electric industries are currently in the process of substantial deregulation, which is beginning to allow retail customers to purchase their electricity and natural gas from competitive vendors such as Royal. Historically, the energy industry was dominated by federal and state chartered vertically integrated entities that were granted geographic monopolies. States have reacted to the need for competition by enacting laws and regulations that free natural gas and electric consumers to choose a competitive supplier. Electric and gas utilities are becoming delivery conduits for supplies of energy that are not price regulated. As a result of the ongoing deregulation of the natural gas and electric markets by state and federal authorities, many energy users are now in a position to seek to purchase, at a savings, their electricity and natural gas from competitive suppliers rather than the incumbent monopoly.
      The electric industry is comprised of three distinct segments-- generation, transmission and distribution. All three segments have traditionally been owned and operated by vertically integrated, investor-owned or municipal utilities that delivered monopoly service within their franchised service area. Through deregulation, the generation segment of the market is being subject to competition while the transmission and distribution segments will continue to be price-regulated. A growing number of electric and gas utilities, including the Company's target markets, are now offering delivery services for electricity that is purchased from competitive suppliers. In most jurisdictions, utilities are actually being required to divest their generation plants so that generators, independent from the regulated electric company, will sell directly to retail customers with the utility simply delivering the power that customers purchase. Royal purchases or brokers electricity from generators and resells it to retail customers.
     In the natural gas industry, most gas utilities have delivery services available for commercial and industrial business customers under which the gas utility delivers gas purchased from competitive suppliers. Most competitors in the marketplace have concentrated on obtaining very large industrial customers and the small to medium commercial and industrial customer market has been largely ignored. Only recently has this market segment been targeted, but only four or five firms appear to be targeting this segment in the Company's target markets. In the target markets that Royal intends to pursue during the next twelve months, there are over 1,000,000 commercial business customers of which less than 10% have chosen competitive suppliers.
     In the markets where the Company currently markets and where it intends to expand, [The Company's current target markets are the natural gas and electric service areas of Consolidated Edison of New York ("Con Ed"), Orange & Rockland Utilities ("ORU"), Brooklyn Union Gas Company ("BUG"), United Illuminating ("UI"), Philadelphia Electric Company ("PECO") and Public Service Electric & Gas ("PSE&G")] there are over 1,000,000 commercial and industrial business customers. The vast majority of these customers will have to choose a competitive supplier within the next year. It is estimated that only about 10% of these customers have thus far chosen a competitive electricity and natural gas supplier. In addition, other areas are opening to competition in the electric and gas markets in the next two years. Royal will closely monitor additional markets that can be cost effectively and successfully entered.

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

Currently Royal Energy is preparing a marketing program for the Metropolitan New York area (New York City, Northern New Jersey, Westchester County and Long Island). Royal is developing marketing materials, retaining telemarketers and a sales force. We are also in discussion with various suppliers of natural gas and electricity for the Metropolitan New York area.

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

GOLD & GREEN, INC.


By: __________________________
Roger Piacentini, Pres. & Director
Date:  Port Washington, New York
          May 24, 2001