Form 10QSB
period 2001-05-31
GOLD & GREEN INC
filed 2001-07-25
CIK 1072194

SECURITIES AND EXCHANGE COMMISSION - WASHINGTON, D.C.  20549

FORM 12b-25 - NOTIFICATION OF LATE FILING: FORM 10-QSB for the six months ended May 31, 2001.

                Commission File Number:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

                PART I.  Registrant Information

Full name of Registrant: GOLD & GREEN, INC.
Former Name: Not applicable

Address of principal office: c/o Roger Piacenti, 334 Main Street,
 Port Washington, New York, 11050

               PART II.  Rule 12b-25 (b) and (c)

If the Report could not be filed without unreasonable effort or expense and Registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.

[x] (a) The reasons described in reasonable detail in Part III hereof could not be eliminated without unreasonable effort or expense.

[x] (b) The subject Quarterly Report will be filed on or before the 5th calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) is attached, if applicable.

                      PART III.  Narrative

The Company needs additional time to complete the preparation of its financial statements.

                  PART IV.  Other Information

(1) Name and telephone number of person to contact regarding this notification:

     Roger Piacentini                            (516) 944-0789

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, been filed?
[ X ] Yes      [   ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report?
[   ] Yes [ x ] No

GOLD & GREEN, INC. (Name of Registrant as specified in its charter) has caused this notification be be signed on its behalf by the undersigned thereunto duly authorized:

Dated: June 15, 2001
                                              By: /S/ Roger Piacentini
                                                      President