Form 10QSB
period 2001-08-31
GOLD & GREEN INC
filed 2001-11-06
CIK 1072194

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

              For the Quarterly Period Ended August 31, 2001

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


          Class                 Outstanding as of August 31, 2001
     Common Stock                       20,440,000









                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.






                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]

           UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AUGUST 31, 2001

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]




                                 CONTENTS

                                                             PAGE

  -    Unaudited Condensed Consolidated Balance
         Sheets, August 31, 2001 and November 30, 2000          2


  -    Unaudited Condensed Consolidated Statements of
         Operations, for the three and nine months ended
         August 31, 2001 and for the period from inception
         on June 4, 1995 through August 31, 2001            3 - 4


  -    Unaudited Condensed Consolidated Statements of
         Cash Flows, for the nine months ended
         August 31, 2001 and for the period from inception
         on June 4, 1995 through August 31, 2001                5


  -    Notes to Unaudited Condensed Consolidated Financial
         Statements                                        6 - 10

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                     August 31,  November 30,
                                        2001         2000
                                    ___________  ___________
CURRENT ASSETS:
  Cash                               $        -   $      499
                                    ___________  ___________
        Total Current Assets         $        -   $      499
                                   ____________ ____________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $    3,586   $    1,033
  Accounts payable - related party        2,235          100
  Accrued expenses                        8,627          938
  Convertible note payable               65,000       25,000
                                    ___________  ___________
        Total Current Liabilities        79,448       27,071
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   20,440,000 shares issued and
   outstanding                           20,440       20,440
  Capital in excess of par value         14,958       14,958
  Deficit accumulated during the
    development stage                 (114,846)     (61,970)
                                    ___________  ___________
        Total Stockholders' Equity     (79,448)     (26,572)
                                    ___________  ___________
                                     $        -   $      499
                                   ____________ ____________







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

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]


         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                     For the Three        For the Nine  From Inception
                      Months Ended        Months Ended    on June 4,
                       August 31,          August 31,    1995 Through
                  ___________________ ___________________ August 31,
                     2001      2000      2001      2000      2001
                  _________ _________ _________ _________ __________
REVENUE            $      -  $      -  $      -  $      -  $       -
                  _________ _________ _________ _________ __________
EXPENSES:
  General and
    administrative   11,254    11,434    45,164    11,434     80,661
                  _________ _________ _________ _________ __________
LOSS FROM
  OPERATIONS        (11,254)  (11,434)  (45,164)  (11,434)   (80,661)

OTHER EXPENSES
  Interest expense    2,717         -     7,712         -      8,650
                  _________ _________ _________ _________ __________
LOSS BEFORE INCOME
  TAXES             (13,971)  (11,434)  (52,876)  (11,434)   (89,311)

CURRENT TAX
  EXPENSE                 -         -         -         -          -

DEFERRED TAX
  EXPENSE                 -         -         -         -          -
                  _________ _________ _________ _________ __________
LOSS FROM
  CONTINUING
  OPERATIONS        (13,971)        -   (52,876)  (11,434)   (89,311)

LOSS FROM
  DISCONTINUED
  OPERATIONS
  (Net of $0 in
  income taxes)           -         -         -    (1,208)   (24,535)

CUMULATIVE EFFECT
  OF CHANGE IN
  ACCOUNTING
  PRINCIPLE               -         -         -         -     (1,000)
                  _________ _________ _________ _________ __________
NET LOSS           $(13,971) $(11,434) $(52,876) $(12,642) $(114,846)
                  _________ _________ _________ _________ __________


                                [Continued]

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]


         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                [Continued]


                     For the Three        For the Nine  From Inception
                      Months Ended        Months Ended    on June 4,
                       August 31,          August 31,    1995 Through
                  ___________________ ___________________ August 31,
                     2001      2000      2001      2000      2001
                  _________ _________ _________ _________ _________
LOSS PER COMMON
  SHARE:
  Continuing
    operations     $  (.00) $   (.00) $   (.00) $   (.00) $   (.01)
  Discontinued
    operations           -      (.00)        -         -      (.00)
  Change in
    accounting
    principle            -         -         -         -      (.00)
                  _________ _________ _________ _________ _________
LOSS PER COMMON
  SHARE            $  (.00) $   (.00) $   (.00) $   (.00) $   (.01)
                 __________ _________ _________ _________ _________










 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Nine  From Inception
                                              Months Ended    on June 4,
                                               August 31,   1995 Through
                                         ____________________ August 31,
                                            2001       2000      2001
                                         __________ _________ __________
Cash Flows (Used) by Operating
  Activities:
 Net loss                                $ (52,876) $(12,642) $(114,846)
 Adjustments to reconcile net
   loss  to net cash used
   by operating activities:
   Non-cash expense                              -    10,140     10,140
   Changes in assets and liabilities:
     Increase (decrease) in
       accounts payable                      2,553    (2,902)     3,586
     Increase (decrease) in accounts
       payable - related party               2,135       151      2,235
     Increase in accrued expenses            7,689         -      8,627
                                         __________ _________ __________
        Net Cash (Used) by
          Operating Activities             (40,499)   (5,253)   (90,258)
                                         __________ _________ __________
Cash Flows From Investing Activities:            -         -          -
                                         __________ _________ __________
Cash Flows From Financing Activities:
 Proceeds from common stock Issuance             -         -     31,000
 Payment of stock offering costs                 -         -     (7,906)
 Capital contributed by shareholder              -     2,164      2,164
 Proceeds from convertible notes payable    40,000         -     65,000
                                         __________ _________ __________
        Net Cash Provided by
          Investing Activities              40,000     2,164     90,258
                                         __________ _________ __________
Net Increase in Cash                          (499)   (3,089)         -

Cash at Beginning of Period                    499     3,089          -
                                         __________ _________ __________
Cash at End of Period                     $      -   $     -   $      -
                                         __________ _________ __________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                               $      -   $     -   $      -
   Income taxes                           $      -   $     -   $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the Period Ended August 31, 2001
   None

 For the Period Ended August 31, 2000
   None








 The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements.

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Gold & Green, Inc. (the Company) was organized under the laws of the State of Nevada on June 4, 1995. It originally planned to develop and pursue patent protection for novelty items for the automotive industry. During July 2000, the company discontinued operations upon the resignation of the former officers and the sale by the officers of a controlling interest of the Company common stock to the new Officer and Director (See Note 3).

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  Accounts Payable - As of August 31, 2001, an officer of the Company has lent the Company a total of $2,235 to pay expenses.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At August 31, 2001, the Company has available unused operating loss carryforwards of approximately $114,000, which may be applied against future taxable income and which expire in 2019 through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $38,700 as of August 31, 2001, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,400 for the year ended August 31, 2001. As a result of the change in control of the Company the net operating loss carryover of approximately $26,700 were loss and offset against the allowance.

                     GOLD & GREEN, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE
  The following data show the amounts used in computing loss per share for the periods presented.
                          For the Three          For the Nine    From Inception
                           Months Ended          Months Ended      on June 4,
                            August 31,             August 31,     1995 Through
                       ____________________ ______________________ August 31,
                          2001       2000       2001       2000       2001
                       __________ __________ __________ __________ __________
 Loss from continuing
   operations available
   to common
   shareholders
   (numerator)         $ (13,971) $ (11,434) $ (52,876) $ (11,434) $ (89,311)
                       __________ __________ __________ __________ __________
 Loss from
   discontinued
   operations          $       -  $       -  $       -  $  (1,208) $ (24,535)
                       __________ __________ __________ __________ __________
 Cumulative effect
  of change in
  accounting
  principle
  (numerator)          $       -  $       -  $       -  $       -  $  (1,000)
                       __________ __________ __________ __________ __________
 Weighted average
   shares outstanding
   used in loss
   per share for the
   period
   (denominator)       20,440,000 13,606,522 20,440,000 11,406,182 11,822,281
                       __________ __________ __________ __________ __________

  Dilutive earnings per share was not presented, as the Company had no common
  equivalent  shares  for  all  periods  presented  that  would  effect   the
  computation of diluted earnings (loss) per share.

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

NOTE 8 - CONVERTIBLE NOTE PAYABLE

  At August 31, 2001, a venture capital group had loaned the Company $65,000. The unsecured convertible notes payable bear interest at 18%, are due March 1, 2001, and are convertible into common stock of the Company at $1.00 per share.

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

NOTE 10 - SUBSEQUENT EVENT

  On September 4, 2001, officers of the company contributed back to the company 8,037,500 common shares valued at $8,038.

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

    The Company undertakes no obligations to update any forward-looking statement, whether as a result of new information, future events or otherwise

Plan of Operation
     Royal Energy Corp. ("Royal"), the Company's subsidiary is continuing to look for marketing opportunities in the retail natural gas and electric markets by analyzing the various stages of deregulation in different States, including Texas, Ohio, New York, New Jersey and Pennsylvania. Royal is awaiting NASD approval for trading on the Over the Counter Bulletin Board and has been unable to raise additional capital. It is management's opinion that once NASD approval is achieved, the Company should be able to raise the additional capital necessary to begin delivering electricity and natural gas to retail customers.
     Royal has assembled an experienced management team that has demonstrated the ability to acquire and serve customers cost effectively. The Company's core target markets, commercial and industrial business customers are high value customers because sales margins are typically substantial and customer loyalty is typically high. The Company's management has developed and refined the processes and procedures to acquire the targeted customers at a very rapid rate. Adding staff and additional geographic markets can increase the projected rate of customer acquisition. The Company's growth plan involves leveraging current management, organization and infrastructure assets to build a large customer base of commercial and industrial electricity and natural gas customers in markets that are currently opening to competition. In addition to the customer base providing substantial sales margins, the opportunity exists to cross-sell additional products in the future at very low cost.
     Sales  of  electricity and natural gas to ultimate  consumers  in  the
United States exceeded $300 billion in 1998, which makes these markets among the largest physical commodity markets in the U.S. The gas and electric industries are currently in the process of substantial deregulation, which is beginning to allow retail customers to purchase their electricity and natural gas from competitive vendors such as Royal. Historically, the energy industry was dominated by federal and state chartered vertically integrated entities that were granted geographic monopolies. States have reacted to the need for competition by enacting laws and regulations that free natural gas and electric consumers to choose a competitive supplier. Electric and gas utilities are becoming delivery conduits for supplies of energy that are not price regulated. As a result of the ongoing deregulation of the natural gas and electric markets by state and federal authorities, many energy users are now in a position to seek to purchase, at a savings, their electricity and natural gas from competitive suppliers rather than the incumbent monopoly.
      The electric industry is comprised of three distinct segments-- generation, transmission and distribution. All three segments have traditionally been owned and operated by vertically integrated, investor-owned or municipal utilities that delivered monopoly service within their franchised service area. Through deregulation, the generation segment of the market is being subject to competition while the transmission and distribution segments will continue to be price-regulated. A growing number of electric and gas utilities, including the Company's target markets, are now offering delivery services for electricity that is purchased from competitive suppliers. In most jurisdictions, utilities are actually being required to divest their generation plants so that generators, independent from the regulated electric company, will sell directly to retail customers with the utility simply delivering the power that customers purchase. Royal purchases or brokers electricity from generators and resells it to retail customers.
     In the natural gas industry, most gas utilities have delivery services available for commercial and industrial business customers under which the gas utility delivers gas purchased from competitive suppliers. Most competitors in the marketplace have concentrated on obtaining very large industrial customers and the small to medium commercial and industrial customer market has been largely ignored. Only recently has this market segment been targeted, but only four or five firms appear to be targeting this segment in the Company's target markets. In the target markets that Royal intends to pursue during the next twelve months, there are over 1,000,000 commercial business customers of which less than 10% have chosen competitive suppliers.
     In  the  markets  where  the Company currently markets  and  where  it intends to expand,1 there are over 1,000,000 commercial and industrial business customers. The vast majority of these customers will have to choose a competitive supplier within the next year. It is estimated that only about 10% of these customers have thus far chosen a competitive electricity and natural gas supplier. In addition, other areas are opening to competition in the electric and gas markets in the next two years. Royal will closely monitor additional markets that can be cost effectively and successfully entered.
      Royal's goal is to obtain 25,000 to 50,000 commercial and industrial business customers in these target markets. The trend is for traditional utilities to leave the business of supplying commodity services and reduce the scope of the services offered to energy delivery services only, thus providing large growth opportunities to Royal.
     Royal Energy Corporation started operations in September 2000 with the investigation into entering the deregulating market in Ohio. In October 2000, a definitive marketing agreement was entered into with Advantage Energy, Inc. ("Advantage") under which Royal is marketing and sales agent to Advantage in certain areas within Ohio. Marketing plans have been developed to market electricity in the service area of First Energy Corporation in northern Ohio. Engagement of inbound and outbound call centers is underway and marketing literature is being printed for a direct mail campaign scheduled for early November. A product offering has been developed and client contracts are being designed.

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

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

      On September 4, 2001, Roger Piacentini, the Company's President returned 2,987,500 Shares to the Company, which represents one-half of his holdings. On September 4, 2001, John O'Brien, a Director and President of Royal Energy Corp., the Company's subsidiary returned 5,050,000 shares to the Company, which represents one-half of his holdings. Both the President and Vice President believed it beneficial to the company' s future to return their Shares.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Security holders.

     None.

Item 5.  Other Information.

     None.

Security Ownership of Management

Name                  Title           Class   No. of Shares   Percent
Dr. John O'Brien   Vice President    Common     5,050,000       40%
Roger Piacentini     President       Common     2,987,500       24%

MANAGEMENT

      The following are the directors, officers and key employees of the Company's Subsidiary Royal Energy Corp. as of the date hereof:

Name                     Age          Position

Dr. John N. O'Brien      48        President and CEO

Kathy Casale             45        Director of Marketing

Thomas Gordon            48        Director of Sales



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

GOLD & GREEN, INC.

      /s/ Roger Piacentini               November 6, 2001
By: __________________________   Date: ___________________
Roger Piacentini, Pres. & Director
Date:  Port Washington, New York

_______________________________
1 The Company's current target markets are the natural gas and electric service areas of Consolidated Edison of New York ("Con Ed"), Orange & Rockland Utilities ("ORU"), Brooklyn Union Gas Company ("BUG"), United Illuminating ("UI"), Philadelphia Electric Company ("PECO") and Public Service Electric & Gas ("PSE&G").